Form 10-Q
period 2023-09-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2023-11-14
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56566
______________________________________________________
Sculptor Diversified Real Estate Income Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland		88-0870670
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
9 West 57th Street, 40th Floor
New York	New York	10019
(Address of Principal Executive Offices)		(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (212) 790-0000
______________________________________________________________________
Securities registered pursuant to Section 12(b) for the Act
:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2023, the registrant had the following shares outstanding: 16,058,498 outstanding shares of Class F common stock and 5,499,771 outstanding shares of Class FF common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets of the Successor as of September 30, 2023 and of the Predecessor as of December 31, 2022	1
	Condensed Consolidated Statements of Operations of the Successor for the Three Months Ended September 30, 2023 and of the Predecessor for the Three Months Ended September 30, 2022	2
	Condensed Consolidated Statements of Operations of the Successor for the period from January 4, 2023 through September 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Nine Months Ended September 30, 2022	3
	Condensed Consolidated Statements of Equity of the Successor for the Three Months Ended September 30, 2023 and of the Predecessor for the Three months Ended September 30, 2022	4
	Condensed Consolidated Statements of Equity of the Successor for the Period from January 4, 2023 through September 30, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Nine Months Ended September 30, 2022	5
	Condensed Consolidated Statements of Cash Flows of the Successor for the Period from January 4, 2023 through September 30, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Nine Months Ended September 30, 2022	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
	SIGNATURES	51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	Successor	Predecessor
	September 30,	December 31,
	2023	2022
Assets
Investments in real estate, net	$412,885	$289,915
Cash and cash equivalents	57,543	2,417
Restricted cash	6,722	5,071
Deferred rent and other receivables	1,008	2,441
Goodwill	34,458	—
Lease intangible assets, net	42,576	—
Other assets	3,353	2,716
Total assets	$558,545	$302,560

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$213,099	$188,524
Revolving credit facility, net	6,574	30,147
Accounts payable and other liabilities	7,467	5,371
Intangible lease liabilities, net	55,793	—
Distributions payable	1,358	—
Due to related parties	4,867	—
Total liabilities	289,158	224,042

Commitments and contingencies

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized, 16,058,259 shares issued and outstanding	161	—
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized, 5,253,617 shares issued and outstanding	53	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	215,525	—
Accumulated deficit	(13,978)	—
Members’ equity	—	78,518
Total stockholders’ and members’ equity	201,761	78,518
Non-controlling interests in the consolidated subsidiaries	67,624	—
Non-controlling interests in the Operating Partnership	2	—
Total equity	269,387	78,518
Total liabilities and equity	$558,545	$302,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues
Rental revenue	$9,503	$7,360
Other revenue	263	151
Total revenues	9,766	7,511

Expenses
Property operating expenses	156	221
Management fees	257	—
Performance participation allocation	448	—
General and administrative	1,865	532
Organization and transaction costs	372	—
Depreciation and amortization	4,315	2,136
Total expenses	7,413	2,889

Operating income	2,353	4,622

Other income (expense):
Interest expense, net	(2,495)	(2,496)
Impairment of investments in real estate	(1,460)	—
Gain on sale of real estate	—	360
Total other income (expense)	(3,955)	(2,136)
Net income (loss)	(1,602)	$2,486
Net income attributable to non-controlling interest in the consolidated subsidiaries	(70)
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(1,672)
Net loss per common share - basic and diluted	$(0.09)
Weighted-average common shares outstanding - basic and diluted	18,744,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022
Revenues
Rental revenue	$27,118	$323	$21,166
Other revenue	821	—	638
Total revenues	27,939	323	21,804

Expenses
Property operating expenses	468	29	566
Management fees	647	—	—
Performance participation allocation	1,171	—	—
General and administrative	4,666	—	1,812
Organization and transaction costs	2,281	—	—
Depreciation and amortization	12,289	—	6,283
Total expenses	21,522	29	8,661

Operating income	6,417	294	13,143

Other income (expense):
Interest expense, net	(7,737)	(114)	(7,108)
Impairment of investments in real estate	(3,860)	—	—
Gain on sale of real estate	—	—	1,367
Total other income (expense)	(11,597)	(114)	(5,741)
Net income (loss)	(5,180)	$180	$7,402
Net income attributable to non-controlling interest in the consolidated subsidiaries	247
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(4,933)
Net loss per common share - basic and diluted	$(0.30)
Weighted-average common shares outstanding - basic and diluted	16,513,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2022

	Par Value
	Common Stock Class F	Common Stock Class FF	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Predecessor:
Balance at June 30, 2022	$—	$—	$—	$76,445	$—	$76,445	$—	$—	$76,445
Contributions to members	—	—	—	—	—	—	—	—	—
Distributions to members	—	—	—	(4,635)	—	(4,635)	—	—	(4,635)
Net income	—	—	—	2,486	—	2,486	—	—	2,486
Balance at September 30, 2022	$—	$—	$—	$74,296	$—	$74,296	$—	$—	$74,296

Three Months Ended September 30, 2023
	Par Value
	Common Stock Class F	Common Stock Class FF	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Successor:
Balance at June 30, 2023	$150	$17	$167,639	$—	$(8,780)	$159,026	$84,845	$2	$243,873
Common stock issued	11	36	48,841	—	—	48,888	—	—	48,888
Distribution reinvestment	—	—	241	—	—	241	—	—	241
Amortization of compensation awards	—	—	173	—	—	173	—	—	173
Distributions declared on common stock	—	—	—	—	(3,526)	(3,526)	—	—	(3,526)
Contributions from non-controlling interests	—	—	—	—	—	—	621	—	621
Distributions to non-controlling interests	—	—	—	—	—	—	(1,281)	—	(1,281)
Noncontrolling interest acquired	—	—	(1,369)	—	—	(1,369)	(16,631)	—	(18,000)
Net loss	—	—	—	—	(1,672)	(1,672)	70	—	(1,602)
Balance at September 30, 2023	$161	$53	$215,525	$—	$(13,978)	$201,761	$67,624	$2	$269,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2022 and for Period from January 1, 2023 through January 3, 2023

	Par Value
	Common Stock Class F	Common Stock Class FF	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Predecessor:
Balance at December 31, 2021	$—	$—	$—	$70,184	$—	$70,184	$—	$—	$70,184
Contributions to members	—	—	—	9,838	—	9,838	—	—	9,838
Distributions to members	—	—	—	(13,128)	—	(13,128)	—	—	(13,128)
Net income	—	—	—	7,402	—	7,402	—	—	7,402
Balance at September 30, 2022	$—	$—	$—	$74,296	$—	$74,296	$—	$—	$74,296

Balance at December 31, 2022	$—	$—	$—	$78,518	$—	$78,518	$—	$—	$78,518
Net income	—	—	—	180	—	180	—	—	180
Balance at January 3, 2023	$—	$—	$—	$78,698	$—	$78,698	$—	$—	$78,698

Nine Months Ended September 30, 2023
	Par Value
	Common Stock Class F	Common Stock Class FF	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rollover equity in Company parent	150	—	150,048	—	(1,773)	148,425	—	2	148,427
Common stock issued	11	53	66,234	—	—	66,298	.	—	66,298
Distribution reinvestment	—	—	246	—	—	246	—	—	246
Amortization of compensation awards	—	—	366	—	—	366	—	—	366
Distributions declared on common stock	—	—	—	—	(7,272)	(7,272)	—	—	(7,272)
Contributions from non-controlling interests	—	—	—	—	—	—	89,485	—	89,485
Distributions to non-controlling interests	—	—	—	—	—	—	(4,983)	—	(4,983)
Noncontrolling interest acquired	—	—	(1,369)	—	—	(1,369)	(16,631)	—	(18,000)
Net loss	—	—	—	—	(4,933)	(4,933)	(247)	—	(5,180)
Balance at September 30, 2023	$161	$53	$215,525	$—	$(13,978)	$201,761	$67,624	$2	$269,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(5,180)	$180	$7,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,289	—	6,283
Amortization of discounts and deferred financing costs	205	—	505
Impairment of investments in real estate	3,860	—	—
Loss on sale of real estate	—	—	(1,367)
Straight-line rent adjustment	(703)	—	(216)
Amortization of above- and below-market leases	(3,662)	—	4
Non-cash lease expense	3	—	—
Amortization of share-based compensation	366	—	—
Changes in operating assets and liabilities:
Deferred rent and other receivables	1,434	559	4
Other assets	(322)	(2)	(274)
Accounts payable and other liabilities	(247)	287	(349)
Due to related parties	1,707	—	—
Net cash provided by operating activities	9,750	1,024	11,992
Cash Flows From Investing Activities:
Acquisition of a business	(132,775)	—	—
Acquisition of real estate	(12,711)	—	(35,181)
Additions to real estate	(142)	—	(248)
Acquisition deposit	(1,160)	—	—
Proceeds from sale of real estate	9,500	—	4,058
Net cash used in investing activities	(137,288)	—	(31,371)
Cash Flows from Financing Activities:
Proceeds from mortgages and other loans payable	32,241	—	14,700
Repayments of mortgages and other loans payable	(8,029)	(140)	(2,795)
Proceeds from revolving credit facility	8,658	—	10,640
Repayments of revolving credit facility	(32,368)	—	—
Payment of deferred financing costs	(738)	—	(479)
Due to related parties	1,410	—	—
Subscriptions received in advance	1,050	—	—
Contributions from members	—	—	9,838
Distributions to members	—	—	(13,128)
Issuance of common stock	66,298	—	—
Distribution to shareholders	(5,668)	—	—

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022
Acquisition of noncontrolling interest in consolidated subsidiaries	(18,000)	—	—
Contribution by noncontrolling interests in a consolidated subsidiary	1,646	—	—
Distribution to noncontrolling interests in a consolidated subsidiary	(4,983)	—	—
Net cash provided by (used in) financing activities	41,517	(140)	18,776
Net change in cash and cash equivalents and restricted cash	(86,021)	884	(603)
Cash and cash equivalents and restricted cash at beginning of period	150,286	7,488	7,791
Cash and cash equivalents and restricted cash at end of period	$64,265	$8,372	$7,188

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$57,543	$3,049	$2,270
Restricted cash	6,722	5,323	4,918
Total cash and cash equivalents and restricted cash	$64,265	$8,372	$7,188
Supplemental Information:
Interest paid	$8,073	$188	$6,652
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditure payable	$—	$—	$42
Mortgage and other notes payable assumed at acquisition	$190,832	$—	$—
Revolving credit facility assumed at acquisition	$30,284	$—	$—
Dividends unpaid	$1,358	$—	$—
Distribution reinvestment	$246	$—	$—
Contribution by noncontrolling interests in a consolidated subsidiary	$87,839	$—	$—
Transfer to assets held for sale	$1,302	$—	$—
Transfer of mortgages related to assets held for sale	$1,312	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company” or the “Successor”) was formed on February 11, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”), and Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the United States and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. Substantially all of the Company’s business will be conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

As of December 31, 2022, the Company had not commenced its principal operations and had neither purchased nor contracted to purchase any investments. As of December 31, 2022, the Company had issued 15,019,800 Class F shares at a purchase price of $10.00 per share, of which 19,800 Class F shares were issued to Sculptor. Additionally, the Special Limited Partner contributed $2,000 to the Operating Partnership for its special limited partner interest.

On January 4, 2023, the Operating Partnership acquired a controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors, including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the United States (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Through January 1, 2024, the Company intends to offer Class F and Class FF shares in the Offering. Commencing October 1, 2023, the Company also intends to issue Class A, Class AA, Class D, Class I, and Class S shares in the Offering.

On September 29, 2023, the Operating Partnership, through a wholly owned subsidiary, formed a joint venture (“Denton JV”) with a third party to fund the required deposit to acquire University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See Note 14, “Subsequent Events” for related disclosures.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the condensed consolidated financial statements and certain footnote presentations, as follows:

•for the period from January 4, 2023 through September 30, 2023 (the “2023 Successor Interim Period”),
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Interim Period”),
•nine months ended September 30, 2022 (the “2022 Predecessor Interim Period”),
•for the three months ended September 2022 (the “2022 Q3 Predecessor Period”) and
•for the three months ended September 2023 (the “2023 Q3 Successor Period”)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The Company does not have any results of operations for the nine months ended September 30, 2022. The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result of the foregoing, the condensed consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2023 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements of the Predecessor as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Predecessor interim condensed consolidated financial statements as of December 31, 2022, for the periods from January 1 through January 3, 2023 and January 1, 2022 through September 30, 2022 should be read in conjunction with the audited Predecessor consolidated financial statements for the year ended December 31, 2022.

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method.

The Company considers the Operating Partnership, CapGrow and Denton as variable interest entities (“VIE”), in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company continuously reassesses whether it should consolidate a VIE especially where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us, which is generally computed as the other partner’s ownership percentage. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests. The noncontrolling interest in CapGrow JV is entitled to a profit based on meeting certain internal rate of return hurdles. Any profits interest due to the other partner is reported within noncontrolling interests.

The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs.

As of September 30, 2023, the total assets and liabilities of the Company's consolidated VIEs were $558.5 million and $289.2 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes to condensed consolidated financial statements. Actual results could differ from those estimates.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with maturities of three months or less when purchased. The Company may have bank balances in excess of federally insured amounts; however, the Company maintains its cash and cash equivalents with high credit-quality institutions.

Restricted Cash

Restricted cash consists of subscriptions received in advance and escrows held by lenders for property taxes, debt service and capital expenditures.

Deferred Leasing Costs

Deferred leasing costs consist primarily of leasing commissions incurred to initiate or renew operating leases. These costs are capitalized as part of other assets in the consolidated balance sheets and amortized on a straight-line basis over the related lease term. Amortization of deferred leasing costs is recorded as part of depreciation and amortization expenses in the condensed consolidated statements of operations. Upon the early termination of a lease, any unamortized deferred leasing costs are charged to expense.

Deferred Financing Costs

Deferred financing costs, which consist of lender fees, legal, title and other third-party costs related to the issuance of debt, are capitalized and are reported as a deduction from the face amount of the related debt, and are amortized over the term of the related debt agreements using the straight-line method which approximates the effective interest method. Deferred costs under the revolving credit facility are reported as a deduction from the face amount of the related debt. In the event of early redemption, any unamortized costs are charged to operations. Amortization of deferred financing costs is included in interest expense on the condensed consolidated statements of operations.

Investments in Real Estate

Real estate properties are carried at cost less accumulated depreciation and impairment losses, if any. Upon acquisition, the Company evaluates each acquisition transaction for the purpose of determining whether a transaction should be accounted for as an asset acquisition or business combination. The acquisition transaction qualifies as a business combination when the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations (“screen test”) states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business.

Whether an acquisition is considered a business combination or asset acquisition, the Company determines the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, site improvements, tenant improvements, above-market and below-market leases, acquired in-place leases, leasing commissions and other identified intangible assets and assumed liabilities), the liabilities assumed and any non-controlling interest in the acquired entity. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. Under the business combination, acquisition-related costs are expensed as incurred. For asset acquisitions, the Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. Acquisition-related costs associated with asset acquisitions are capitalized as part of the acquisition costs.

Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterment, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed using the straight-line method. The estimated useful life of each building is 30 years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Depreciation expense amounted to $3.1 million and $2.1 million for the 2023 Q3 Successor Period and 2022 Q3 Predecessor Period, respectively. Depreciation expense amounted to $9.1 million and $6.2 million for the 2023 Successor Interim Period and 2022 Predecessor Interim Period, respectively.

The Company evaluates its real estate investments for impairment upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value. During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company recorded an impairment loss of $0.1 million and $1.8 million, respectively, related to the assets sold. Additionally, during the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company recorded an impairment loss of $1.3 million and $2.1 million related to properties classified as held for sale and vacant properties wherein their expected sales proceeds were lower than the carrying value of these properties. There were no impairment losses during the 2022 Q3 Predecessor Period and 2022 Predecessor Interim Period.

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of September 30, 2023 and December 31, 2022, assets held for sale, which are included in other assets in the consolidated balance sheets, amounted to $1.3 million and $1.9 million, respectively. As of September 30, 2023 and December 31, 2022, liabilities held for sale, which are included in accounts payable and other liabilities in the consolidated balance sheets, amounted to $1.3 million and $2.0 million, respectively.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of September 30, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of the last date of each year. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of September 30, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company incurred organization and offerings costs (including legal, accounting, and other expenses attributable to the organization but excluding any upfront selling commissions and distribution fees) amounting to approximately $0.4 million and $1.4 million. See Note 9, “Related Party Transactions,” for the related disclosures.

Fair Value Measurements

See Note 10, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
and density. The Company did not consider student housing as a separate segment since we only funded an acquisition deposit as of September 30, 2023.

Revenue Recognition

The Company and Predecessor derive its revenues from residential leases, which are accounted for as operating leases. The majority of its leases are under a triple net lease arrangement which requires tenants to pay its taxes, insurance and maintenance costs, among others. Other leases are under a modified net lease arrangement wherein tenants pay a proportional share of expenses in addition to its contractual base rent. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space through the term of their respective leases, which typically have an initial lease term of five (5) years to ten (10) years. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

Rental revenue is recognized if collectability is probable. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.

Other property income includes termination income and late fees. Termination income, which relates to fees paid by tenants to terminate their lease prior to the contractual lease expiration date, are recognized during the period the following conditions are met: (i) the termination agreement is executed, (ii) the termination fee is determinable, and (iii) collectability of the termination fee is assured.

Gain or loss on sale of real estate is recognized when the Company no longer has a controlling financial interest in the real estate, a contract exists with a third party and that third party has control of the assets acquired. Gain or losses on sale of real estate is shown as a separate line item in the condensed consolidated statements of operations.

Leasing Arrangements

CapGrow leases its corporate office. Prior to business combination with the Company, CapGrow accounted for this lease as an operating lease in accordance with the adoption of ASC 842, “Leases,” effective January 1, 2020, which requires a recognition of right-of-use (“ROU”) asset and lease liability in the consolidated balance sheets for the rights and obligations created from this lease. CapGrow recognized the operating lease ROU asset and lease liability based on the present value of future minimum lease payments over the expected lease term at commencement date, which was calculated using CapGrow’s incremental borrowing rate. At acquisition date, the Company remeasured the ROU asset and lease liability, as if it were a new lease, at the present value of the remaining lease payments, which was calculated using the Company’s incremental borrowing rate and considered adjustment related to favorable or unfavorable terms of the lease as compared to market terms.

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, ROU asset, which was included in other assets in the consolidated balance sheets of the Successor and Predecessor, was $0.3 million and $0.3 million, respectively. As of September 30, 2023 and December 31, 2022, lease liability, which was included in accounts payable and other liabilities in the consolidated balance sheets, was $0.3 million and $0.3 million, respectively.

Share-based Compensation

The Company records all equity-based incentive grants to non-employee members of the Board based on their fair values determined on the date of grant. Stock-based compensation expense, which is included in general and administrative

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
expenses in the condensed consolidated statements of operations, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Income Taxes

The Company was treated as a corporation for the taxable year ending December 31, 2022. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes beginning with the Company’s taxable year ending December 31, 2023. As a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Operating Partnership and the Predecessor are classified as a partnership for U.S. federal and state income tax purposes and are therefore not subject to income tax. Each partner is responsible for the tax liability, if any, related to their share of Operating Partnership taxable income or loss.

Management is responsible for determining whether a tax position taken by the Company or the Operating Partnership is more likely than not to be sustained on the merits. The Company has no material unrecognized tax benefits or uncertain income tax positions and therefore no interest or penalties associated with uncertain tax positions.

Earnings per Share

Basic net income (loss) per share (“EPS”) of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted EPS of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding for the period. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. All classes of common stock are allocated to net income (loss) at the same rate and receive the same gross distribution share. There were no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical to both basic and diluted shares for the 2023 Successor Interim Period.

The restricted stock grants of Class F shares held by the Company’s independent directors are not considered to be participating securities because they have forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net income (loss) per common share until the restricted stock grants have been fully vested.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then in January 2021, the FASB issued ASU No. 2021-01. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2024, which was extended from the original sunset date of December 31, 2022 when the FASB issued ASU No. 2022-06 in December 2022. The guidance may be elected over time as reference rate reform activities occur and once elected, the guidance must be applied prospectively for all eligible contract modifications. The Company adopted this guidance on January 1, 2022 and it did not have any material impact on its condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Land and land improvements	$69,143	$48,922
Building and improvements	352,735	267,946
Total real estate properties, at cost	421,878	316,868
Less: accumulated depreciation	(8,993)	(26,953)
Investments in real estate, net	$412,885	$289,915

Business Combination

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455 million. Debt of approximately $221 million was assumed in the transaction which resulted in an approximate cash outlay of $141 million by the Company to acquire this interest. As part of this transaction, CapGrow retained the employees responsible for implementing strategic decisions relating to acquisitions, dispositions and cash flow management, including CapGrow’s chief executive officer. Since the Company consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this transaction as a business, the Company recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests. The material components of goodwill, amounts paid in excess of amounts attributable to the fair value of the assets acquired, represent the value assigned to a growing and profitable business that includes an experienced management team and the expected synergies and continued expansion of CapGrow's operations. The members of CapGrow management have been with CapGrow for at least 5 to 10 years. The senior members have specific skill sets and significant industry knowledge, including its regulatory and policy environment. These elements make up goodwill, which do not qualify for separate recognition.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date as well as the fair value of the noncontrolling interest in CapGrow at acquisition date:

Consideration transferred:
Cash	$141,147
Acquisition-related costs (included in organization and transaction costs)	870
Assets acquired and liabilities assumed:
Property level cash	3,049
Restricted cash	5,323
Receivables	1,739
Other assets	58
Investments in real estate	424,999
Intangible assets	46,904
Mortgages and notes payable	(190,832)
Revolving credit facility	(30,284)
Accounts payable and other liabilities	(4,656)
Intangible liabilities	(61,772)
Total identifiable net assets	194,528
Fair value of noncontrolling interest in CapGrow	(87,839)
Goodwill	34,458
$141,147

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

On July 5, 2023, the Company acquired additional equity interests in CapGrow for $18 million, thereby increasing its indirect controlling interests in CapGrow to 69.22%. The Company accounted for this change in ownership interests that does not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $1.4 million, is recognized as an adjustment in additional paid in capital on the condensed consolidated statements of equity. On October 3, 2023, the Company acquired additional equity interests in CapGrow. See Note 14, “Subsequent Events” for related disclosures.

Pro Forma

The 2023 Successor Interim Period included the results of operations of CapGrow since its acquisition date, as summarized below. Additionally, the following table provides the pro forma results of operations of the Predecessor for the 2023 Q3 Successor Period, 2022 Q3 Predecessor Period, 2023 Successor Interim Period and 2022 Predecessor Interim Period, assuming CapGrow was acquired on January 1, 2022. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of January 2022, nor is it necessarily indicative of future operating results.

	Successor		Predecessor
	Three Months Ended September 30, 2023	Period from January 4, 2023 through September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Actual revenues since acquisition	$9,766	$27,939	$—	$—
Actual net income (loss) since acquisition	$243	$(544)	$—	$—
Pro forma revenues	$—	$—	$9,081	$27,527
Pro forma net income attributable to common stockholders	$—	$—	$1,427	$4,212

Asset Acquisitions

During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company acquired 7 and 18 vacant homes at an aggregate purchase price of $2.3 million and $12.7 million, respectively.

During the 2022 Q3 Predecessor Period and 2022 Interim Predecessor Period, the Predecessor acquired 2 and 44 vacant homes at an aggregate purchase price of $0.7 million and $35.2 million, respectively.

Asset Dispositions

During the 2023 Q3 Successor Period and the 2023 Successor Interim Period, CapGrow sold 2 and 32 homes for aggregate net proceeds of $0.4 million and $9.5 million respectively, and recognized $0.1 million and $1.8 million of impairment loss respectively, which was included in impairment on investments in real estate on the condensed consolidated statements of operations.

During the 2022 Q3 Predecessor Period and 2022 Interim Predecessor Period, the Predecessor sold 5 and 17 homes respectively, for aggregate net proceeds of $1.1 million and $4.1 million respectively, and recognized $0.4 million and $1.4 million gain on sale of real estate respectively, which was included in the condensed consolidated statements of operations.

Properties Held-for-Sale and Asset Impairment

As of September 30, 2023, the Company identified two properties classified as held for sale and three vacant properties as impaired. During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company recognized impairment loss of $1.3 million and $2.1 million, respectively, which was included in impairment on investments in real estate on the

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
condensed consolidated statements of operations. No impairment loss was recognized during the 2022 Q3 Predecessor Period and 2022 Predecessor Interim Period.

4.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of September 30, 2023 consisted of the following (in thousands). There were no intangible assets and liabilities as of December 31, 2022:

	Successor
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,167	$(505)	$2,662
In-place lease intangibles	8,907	(823)	8,084
Leasing commissions	34,158	(2,328)	31,830
Total intangible assets	$46,232	$(3,656)	$42,576

Intangible liabilities, net:
Below-market lease intangibles	$(59,880)	$4,087	$(55,793)

During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company recognized $1.6 million and $3.7 million of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. Amortization of the in-place leases and leasing commissions during the 2023 Q3 Successor Period and 2023 Successor Interim Period aggregating to $1.2 million and $3.2 million, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

As of September 30, 2023, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 4.8 years, 11.6 years, 13.3 years and 13.9 years, respectively. The estimated future amortization on the Company's lease intangibles for each of the next five years and thereafter as of September 30, 2023 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2023 (three months)	$166	$249	$702	$(1,183)
2024	658	970	2,799	(4,708)
2025	640	908	2,776	(4,623)
2026	511	798	2,667	(4,493)
2027	343	699	2,548	(4,336)
Thereafter	344	4,460	20,338	(36,450)
	$2,662	$8,084	$31,830	$(55,793)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
5.OTHER ASSETS
The following table summarizes the components of other assets (in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Assets held for sale	$1,302	$1,866
Acquisition deposit	1,160	—
Deferred costs	41	501
Right of use asset - operating lease	319	282
Prepaid insurance	341	—
Other	190	67
Total	$3,353	$2,716

6.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$2,200	$622
Subscriptions received in advance	1,050	—
Liabilities related to assets held for sale	1,312	2,007
Tenant security deposits	2,281	2,153
Lease liability - operating lease	321	294
Accrued organization and offering costs	282	—
Deferred income	21	295
Total	$7,467	$5,371

7.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	Successor	Predecessor
	September 30, 2023	December 31, 2022	Fixed Interest Rate	Initial Maturity Date
Mortgage note payable(1)(4)	$6,130	$6,251	5.00%	June 2024
Mortgage note payable(2)(4)	11,064	11,526	5.19%	June 2027
Mortgage note payable(4)	9,051	9,238	3.75%	April 2028
Mortgage note payable(2)(3)	7,770	12,402	5.59%	April 2028
Mortgage note payable(8)	19,392	19,633	4.28%	November 2029
Mortgage note payable(5)	49,308	49,635	3.59%	September 2030

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2023	December 31, 2022	Fixed Interest Rate	Initial Maturity Date
Mortgage note payable(2)(3)	38,573	40,072	3.85%	January 2031
Mortgage note payable(4)	2,038	2,077	4.35%	February 2031
Mortgage note payable(6)	24,982	24,982	4.01%	January 2032
Mortgage note payable(4)	14,353	14,610	4.00%	March 2032
Mortgage note payable(9)	32,241	—	6.60%	September 2033
Mortgage note payable(4)	1,339	1,566	5.63% to 6.50%	February 2037 through 2039
Notes payable(7)	1,239	1,414	7.00%	various
Total	217,480	193,406
Discounts and deferred financing costs, net	(3,069)	(2,875)
Total mortgages and other loans payable, net	$214,411	$190,531
_______________________________________
(1) Includes two mortgage loans related to assets held for sale amounting to $1.3 million at September 30, 2023.
(2) Includes mortgage loans related to assets held for sale amounting to $0.3 million, $0.2 million, and $1.5 million at December 31, 2022, respectively.
(3) Interest only payment loan through January 2024, at which time, monthly principal and interest payments will be due through maturity date.
(4) These loans are subject to monthly interest and principal payments through maturity date.
(5) Interest only payment loan through September 2023, at which time, monthly principal and interest payments are due through maturity date.
(6) Interest only payment loan through January 2025, at which time, monthly principal and interest payments will be due through maturity date.
(7) These loans, which are owed to private parties, bear interest rates ranging from 7% to 9%. Monthly principal and interest payments are due through maturity date beginning August 2023 through July 2027.
(8) Interest only payment loan through November 2022, at which time, monthly principal and interest payments are due through maturity date.
(9) Interest only payment loan through October 2023, at which time, monthly principal and interest payments are due through maturity date.

Revolving Credit Facility

In February 2022, the Predecessor entered into a third amended and restated revolving line of credit agreement (the “2022 Credit Facility” or “Credit Facility”) with CIBC Bank USA, which was previously amended in July 2021 (the “2021 Credit Facility”) and was originally entered into by the Predecessor in December 2020. Under the 2022 Credit Facility, the maximum borrowing facility increased from $40 million to $50 million and the maturity date of the 2021 Credit Facility was extended from February 2022 to February 2024. The 2022 Credit Facility provides a one-year extension option subject to an extension fee of 0.30% of the total loan commitment. The 2022 Credit Facility bears interest equal to Term SOFR plus 3.5% per annum. Prior to the amendment of the 2021 Credit Facility, interest was based on LIBOR plus 3% per annum with a 0.25% LIBOR floor. As part of the business combination described in Note 3, “Investments in Real Estate,” the Company assumed the outstanding loan balance of $30.3 million. As of September 30, 2023 and December 31, 2022, the interest rate was 8.82% and 7.82% for the Company and the Predecessor, respectively. As of September 30, 2023 and December 31, 2022, the Credit Facility had a carrying value of $6.6 million and $30.1 million for the Company and the Predecessor, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years remaining lease term of all of the CapGrow Portfolio, among others. As of September 30, 2023 and December 31, 2022, the Company and the Predecessor were in compliance with all of its loan covenants, respectively.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility as of September 30, 2023 were as follows for the Company:

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Total
December 31, 2023 (three months)	$637	$—	$637
December 31, 2024	10,016	6,574	16,590
December 31, 2025	4,049	—	4,049
December 31, 2026	4,029	—	4,029
December 31, 2027	14,026	—	14,026
Thereafter	184,723	—	184,723
	$217,480	$6,574	$224,054

8.Stockholders’ and Members’ Equity and Non-controlling Interests in the Operating Partnership and the Consolidated Subsidiaries

Authorized Capital Stock

As of September 30, 2023, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	100,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class E Shares	300,000,000	$0.01
Total	2,200,000,000
Preferred Stock	100,000,000	$0.01
	2,300,000,000

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2023
	Class F	Class FF	Total
June 30, 2023	15,020,145	1,670,773	16,690,918
Common stock issued	1,037,760	3,560,428	4,598,188
Distribution reinvestment	354	22,416	22,770
September 30, 2023	16,058,259	5,253,617	21,311,876

	Nine Months Ended September 30, 2023
	Class F	Class FF	Total
December 31, 2022	—	—	—
Rollover equity in Company parent	15,019,800	—	15,019,800
Common stock issued	1,037,760	5,231,032	6,268,792
Distribution reinvestment	699	22,585	23,284
September 30, 2023	16,058,259	5,253,617	21,311,876

Holders of Class F shares purchased before January 1, 2023 are prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares. The following is a summary of the rights and privileges of the holders of common stock as of September 30, 2023:

Conversion of Certain Share Classes: The Company’s charter provides that it will cease paying the distribution fee with respect to any Class A, Class AA, Class S or Class D share held in a stockholder’s account at the end of the month in which the Company, in conjunction with the transfer agent, determines that total upfront selling commissions and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the percentage limit (if any, and as set forth in the applicable agreement with a soliciting dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto) (collectively, the “Fee Limit”). At the end of such month, each such Class A, Class AA, Class S or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

In addition, if not already converted into Class I shares upon a determination that total upfront selling commissions and distribution fees paid with respect to such shares would exceed the applicable Fee Limit, if any, each Class A, Class AA, Class S, Class D, Class E, Class F and Class FF share held in a stockholder’s account (including shares in such account purchased through the distribution reinvestment plan or received as stock dividend) will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity in which the Company is not the surviving entity or (iii) the sale or other disposition of all or substantially all of the Company’s assets. However, with respect to Class A, Class AA, Class E, Class F and Class FF shares only, such conversion will not occur if immediately after the occurrence of any such event the Company is externally advised with different management fee allocations (which may or may not include different performance allocations) for holders of Class I shares on the one hand and holders of Class A, Class AA, Class E, Class F or Class FF shares on the other hand.

Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock. Immediately before any liquidation, dissolution or winding up, or any distribution of the assets of the Company pursuant to a plan of liquidation, dissolution or winding up, Class A, Class AA, Class S, Class D, Class E, Class F and Class FF shares will automatically convert to Class I shares at the conversion rate applicable to each share class. Following such

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
conversion, the aggregate assets of the Company available for distribution to holders of the shares, or the proceeds therefrom, shall be distributed to each holder of Class I shares, ratably with each other holder of Class I shares, which will include all converted Class A, Class AA, Class S, Class D, Class E, Class F and Class FF shares, in such proportion as the number of outstanding Class I shares held by such holder bears to the total number of outstanding Class I shares then outstanding.

If the Company has not raised $450 million in gross proceeds from the sale of capital stock before December 31, 2024, then upon the written request of any beneficial owner owning 10% or more of the shares made between January 1, 2025 and March 31, 2025, a majority of the board of directors shall adopt a resolution declaring that dissolution of the Company is advisable and shall direct the proposed dissolution be submitted for consideration at the next annual stockholders’ meeting. Notwithstanding the foregoing, the board of directors has the ability to recommend against any dissolution.

Dividends: Subject to any preferential rights of any outstanding class or series of shares of stock and to the provisions in the Company’s charter regarding the restrictions on ownership and transfer of stock, holders of common stock are entitled to such distributions as may be authorized from time to time by the board of directors (or a committee of the board of directors) and declared by the Company out of legally available funds.

Voting Rights: Each holder of common stock is entitled to one vote per share on all matters voted on by stockholders, including the election of directors. Under the Company’s charter, stockholders do not have cumulative voting rights. Therefore, the holders of a majority of the Company’s outstanding shares of common stock can elect the entire board of directors.

Rights and Preferences: Holders of common stock have no preemptive rights or automatic option to purchase any new shares of stock.

The Company’s board of directors has the ability to establish without any action by the stockholders, to classify or reclassify any unissued common stock into one or more classes or series by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of repurchase of any new class or series of shares of stock.

Beginning on October 1, 2023, the Company intends to issue Class A, Class AA, Class D, Class I, and Class S shares. The Company expects that these classes will have different class-specific fees and expenses allocated to them, different minimum investment amounts, and different eligibility requirements for purchase.

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. Repurchases under the Repurchase Plan began in July 2023.

The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s board of directors may modify, suspend or terminate the Repurchase Plan.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders beginning January 1, 2023 and each year thereafter to comply with the REIT provisions of the Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, as applicable.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2023
	Class F	Class FF
Aggregate gross distributions declared per share of common stock	$0.1864	$0.1864
Stockholder servicing fee per share of common stock	—	—
Net distributions declared per share of common stock	$0.1864	$0.1864

	Nine Months Ended September 30, 2023
	Class F	Class FF
Aggregate gross distributions declared per share of common stock	$0.4260	$0.3084
Stockholder servicing fee per share of common stock	—	—
Net distributions declared per share of common stock	$0.4260	$0.3084

Distribution Reinvestment Plan

In February 2023, the Company adopted a distribution reinvestment plan (“DRIP”) whereby participating stockholders will have their cash distributions attributable to the class of shares purchased automatically reinvested in the same class of shares. The per share purchase price for shares purchased under the DRIP will be equal to the transaction price on the record date of the distribution that is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRIP, but such shares will be subject to distribution fees, if any. The distribution fees (when applicable) are calculated based on the NAV for these applicable shares and may reduce the NAV, or alternatively, the distributions payable with respect to the shares of each such class, including shares issued under the DRIP.

During the 2023 Q3 Successor Period, the Company issued 354 Class F shares and 22,416 Class FF shares under the DRIP. During the 2023 Successor Interim Period, the Company issued 699 Class F shares and 22,585 Class FF shares under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an initial one-time grant of Class F restricted shares of common stock valued at $100,000 (“Initial Grant”), annual compensation consisting of a number of restricted shares (“Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (“Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’ common stock. Prior to September 3, 2023, any grant of restricted stock was based on the then-current per share transaction price of the Class F shares at the time of grant. Thereafter, any grant of restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Subject to the approval of the Board, the Company expects to issue Class E shares to non-employee directors in exchange for Class F shares previously issued to them under an Initial Grant or subsequent grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these Class F restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

In March 2023, the Company granted approximately $0.6 million or approximately 62,410 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest between February 2024 and April 2024. As of September 30, 2023, 437,590 shares of common stock remain available for issuance under the Compensation Plan.

Non-controlling Interest in the Operating Partnership

In connection with its performance participation interest as discussed in Note 9, “Related Party Transactions,” the Special Limited Partner contributed $2,000 to the Operating Partnership, which constitutes a non-redeemable partnership interest with special distribution rights (“Special Units”). The Special Units do not receive Operating Partnership distributions or allocations except for the performance participation interest discussed below. Holders of Special Units do not share in the distributions paid to holders of units of limited partnership interests in the Operating Partnership (“OP units”) and are not allocated income or losses of the Operating Partnership except to the extent of taxable income allocated to the Special Limited Partner.

Non-controlling Interest in the Consolidated Subsidiaries

Noncontrolling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in CapGrow Member, CapGrow and Denton JV, respectively.

Members’ Equity (Predecessor)

Within CapGrow, the members’ obligations and rights relating to contributions, distributions, allocation of income and loss, among others, were governed by CapGrow’s limited liability company agreement, as further amended from time to time (“CapGrow Agreement”). As of December 31, 2022, CapGrow’s members did not have any outstanding capital commitments. Distributions of available cash are distributed to the members of CapGrow based on their respective membership interests until certain internal rate of return thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the CapGrow Agreement. Income or losses are allocated to the members in amounts that result in ending capital account balances reflecting the amounts that would be distributed to them assuming CapGrow was liquidated at book value at the end of the reporting period.

9.Related Party Transactions

Due to a Related Party

The components of due to related parties of the Company are as follows (in thousands):

Successor
September 30, 2023
Accrued management fee	$647
Accrued performance participation allocation	1,171
Advanced organization costs	2,945
Due to Adviser	104
$4,867

Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 0.75% of the aggregate NAV of Class A Common Shares and Class AA Common Shares and 1.25% of the aggregate NAV of Class S Common Shares, Class D Common

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or OP units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company owed management fees amounting to $0.3 million and $0.6 million, respectively.

Performance Participation

The Special Limited Partner holds a performance participation interest in the Operating Partnership, which has three components: a performance participation interest with respect to the Class D units, Class I units and Class S units (the “Performance Allocation”); a performance allocation with respect to the Class A units and Class AA units (the “Class A Performance Allocation”); and a performance allocation with respect to the Class F units and Class FF units (the “Class F Performance Allocation”). The Performance Allocation entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up; the Class A Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class A Total Return, subject to a 7% Class A Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; and the Class F Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 6.25% of the Class F Total Return, subject to a 7% Class F Hurdle Amount and a High-Water Mark, with a 50% Catch-Up (as each of those terms is defined in the amended and restated limited partnership agreement of the Operating Partnership). Distributions on the Performance Allocation, Class A Performance Allocation and Class F Performance Allocation are payable in cash or Class E Units at the election of the Special Limited Partner.

During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company accrued a performance allocation amounting to $0.4 million and $1.2 million, respectively. There were no performance allocations during the 2022 Successor Interim Period.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired.

The Company will reimburse organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Commencing four fiscal quarters after we acquired CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of our “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient.

As of September 30, 2023, the Company owed offering and organization costs of $2.9 million.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

Employment Agreement

At acquisition, CapGrow has renewed the employment agreement with its executive officer, whose primary responsibility is to manage the day-to-day business and affairs of CapGrow, as directed by the Company. The employment agreement, which expires in January 2028, provides a minimum salary amount and a performance-based bonus. The total compensation costs were included in payroll costs on the condensed consolidated statements of operations.

10.Fair Value Measurements

The Company is required to disclose fair value information with regard to certain financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (e.g., the exit price). The Company measures and/or discloses the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 -unobservable inputs for the asset or liability that are used when little or no market data is available. The Company follows this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of September 30, 2023, the Company does not have any financial instruments that are measured at fair value on a recurring basis.

Valuation of Assets Measured at Fair Value on a Nonrecurring Basis.

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455 million. Debt of approximately $221 million was assumed at closing. Since this acquisition meets the definition of a business, the Company recognized all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. The fair value of each property was determined primarily based on unobservable data inputs, which utilized market knowledge obtained from historical transactions and published market data. Typically, the Company allocates 15% of the purchase price to land. The above- and below market lease intangibles were derived (using a discount rate which reflects the risks associated with the lease acquired) based on the difference between contractual rent and market rent, measured over a period equal to the remaining term of each of the leases, including the renewal options for below market leases. In estimating in-place leases and deferred commissions, the Company uses estimates of its carry costs during hypothetical expected lease-up periods and costs to execute similar leases, which include estimates of lost rental at market rates as well as leasing commissions. Debt was valued by a third-party appraiser, utilizing the discounted cash flow and inputs such as discount rate, prepayment speeds, general economic and industry trends. All of these inputs are classified as Level 3 inputs. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests.

Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.

During the 2023 Q3 Successor Period and 2023 Successor Interim Period, the Company recorded an impairment loss aggregating to $1.5 million and $3.9 million, respectively, in respect of the assets sold, held for sale properties and certain vacant properties where leases were terminated and the expected sales proceeds were lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
contracts or list price less estimated costs to sell, which is considered a Level 3 input. Refer to Note 3 for additional disclosure relating to asset impairment.

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets:

	September 30, 2023
	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$217,480	$207,057
Revolving credit facility	6,574	6,574
	$224,054	$213,631

(1) The carrying value of these loans do not include unamortized debt issuance costs.

The fair value of the Company’s borrowings is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of our borrowings are considered Level 3.

11.ECONOMIC DEPENDENCY

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

12.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through November 2034. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of September 30, 2023 and December 31, 2022, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” lease approximately 49% of CapGrow Portfolio properties (representing 42% and 53% of total assets, respectively), and these leases have various expiration dates extending through March 2032.

There are no cross-default provisions among the Sevita leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 421 of CapGrow’s properties, which represents approximately 41% and 42% of the total rental income for the 2023 Successor Interim Period and 2022 and 2022 Predecessor Interim Period, respectively (representing 35% and 45%, respectively, of total assets as of September 30, 2023 and December 31, 2022, respectively). As of September 30, 2023, there are four tenants that each represent more than 5% of CapGrow’s rental income, and collectively, the leases on the properties with these tenants represent over 72% of the Company’s rental income for the nine months ended September 30, 2023. While this represents a significant concentration risk with regard to CapGrow’s revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
As of September 30, 2023, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2023 (three months)	$7,718
December 31, 2024	29,760
December 31, 2025	26,457
December 31, 2026	22,989
December 31, 2027	16,109
Thereafter	21,352
$124,385

The components of lease income from operating leases for the 2023 Q3 Successor Period, 2022 Q3 Predecessor Period, 2023 Successor Interim Period, 2023 Predecessor Interim Period, and 2022 Predecessor Interim Period, are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Fixed lease payments	$9,463	$7,277
Variable lease payments	40	83
	$9,503	$7,360

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022
Fixed lease payments	$26,963	$320	$20,922
Variable lease payments	155	3	244
	$27,118	$323	$21,166

13.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the 2023 Q3 Successor Period and 2022 Q3 Predecessor period, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

For the 2023 Successor Interim Period, 2023 Predecessor Interim Period, and 2022 Predecessor Interim Period, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.90% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of September 30, 2023 (in thousands):

Year Ending
December 31, 2023 (three months)	$19
December 31, 2024	77
December 31, 2025	79
December 31, 2026	80
December 31, 2027	82
Thereafter	14
Total minimum lease payments	351
Imputed interest	(30)
Total operating lease liabilities	$321

Legal Matters

The Company is not involved in any material litigation nor, to management’s knowledge, was any material litigation threatened against the Company which if adversely determined could have a material adverse impact on the Company other than routine litigation arising in the ordinary course of business.

Environmental Matters

As an owner of real estate, the Company is subject to various environmental laws of federal, state, and local governments. The Company’s compliance with existing laws has not had a material adverse effect on its financial condition and results of operations, and the Company does not believe it will have a material adverse effect in the future. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on its current properties or on properties that the Company may acquire.

14.Subsequent Events

Private Placement Offering

Subsequent to September 30, 2023, the Company received total net proceeds of $2.2 million from the issuance of common stock. Further, the Company extended its offering of Class F and Class FF shares through the closing that will occur on January 1, 2024. Additionally, Class A, Class AA, Class D, Class E, Class I and Class S shares became available for issuance commencing October 1, 2023, although Class E shares will only be available for the Company’s sponsor and its personnel and affiliates.

Distributions

Commencing October 1, 2023, the Company’s Class FF shares became subject to an annual distribution fee equal to 0.50% per annum of the aggregate NAV of the Company’s outstanding Class FF shares payable monthly in arrears. The following table summarizes the Company’s distributions declared and paid or payable (net of distribution fees) to stockholders beginning in October 1 2023:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Payment Date
September 29, 2023	September 30, 2023	$0.0625	$0.0625	October 12, 2023
October 31, 2023	October 31, 2023	$0.0622	$0.0577	November 10, 2023

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Acquisition of Additional Interests in CapGrow

On October 3, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling interest in CapGrow to 79.64%.

Acquisition of Denton

On October 27, 2023, Denton JV, through its wholly owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58.0 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the underlying land to a third party for a gross purchase price of $23.2 million (the “Land Sale”) and (b) a 99-year ground lease agreement (“Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard.

The Ground Lease requires annual lease payments by Denton Owner of $1.1 million, subject to fixed annual increases equal to 2.23% of the prior year’s lease payments. The Ground Lease provides for various customary events of default, which could result in the termination of the Leasehold Interest.

The acquisition was funded, in part, with equity, proceeds from the sale of the Land Sale and a $20.9 million mortgage loan on the Leasehold Interest (the “Loan”) by Denton Owner as borrower. The Loan bears interest at a rate of 2.56% plus the 30-day compounded average of the secured overnight financing rate as administered by the Federal Reserve Bank of New York (the “SOFR Average”), determined monthly, and matures on November 1, 2033. The Loan is subject to monthly interest only payments through December 1, 2028, and thereafter, monthly principal and interest payments are due through the maturity date. In connection with the Loan, Denton Owner purchased a five-year 1% SOFR cap for $3.3 million.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
References herein to “Sculptor Diversified Real Estate Income Trust,” “SDREIT,” the “Company,” “we,” “us,” or “our” refer to Sculptor Diversified Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Sculptor Diversified Real Estate Income Trust invests primarily in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the United States and Europe, and to a lesser extent, invests in real estate related securities. The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP (“Operating Partnership”), and we own substantially all of our assets through the Operating Partnership. We are externally managed by Sculptor Advisors LLC, an affiliate of Sculptor.

The Company was formed on February 11, 2022 (“Inception”) as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

As of September 30, 2023, we received net proceeds of $161.4 million and $55.4 million from the sale of our Class F and Class FF common shares, respectively. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class F and Class FF units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis. To the extent we are able to raise significant equity proceeds, our dependence on CapGrow and its largest tenants will decrease. See “Investment Portfolio – Real Estate Investments” below.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world. Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, we are fortunate that CapGrow had previously locked in all of its mortgage loans at favorable fixed interest rates. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $6.6 million as of September 30, 2023. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of less than $0.1 million during the nine months ended September 30, 2023. See “Capital Resources” below. In general, higher interest expenses will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

Rising interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last 2.5 years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets and higher property replacement costs. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s leases are triple net or modified net, high insurance cost and real estate taxes may result in higher overall occupancy expenses for tenants.

Investing in commercial real estate assets also involves certain risks, including but not limited to tenants’ inability to pay rent (whether due to property-specific factors, company-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market. Any negative changes in these factors could affect the Company’s performance and our ability to meet our obligations and make distributions to shareholders.

Q3 2023 Highlights

Investments
•We acquired an additional indirect equity interest in CapGrow in July 2023 for $18 million.
•We acquired seven vacant homes at an aggregate purchase price of $2.3 million during the three months ended September 30, 2023, which were leased to tenants following their acquisition.
•We sold two homes for aggregate net proceeds of $0.4 million during the three months ended September 30, 2023.
•In September 2023, we, together with a third party, formed a joint venture to fund the required deposit to acquire University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. This transaction closed in October 2023 and is described in further detail in Subsequent Event Highlights.

Operating Results

•We declared monthly distributions totaling $3.5 million for the three months ended September 30, 2023. During the three months ended September 30, 2023, our investment in CapGrow produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF
Annualized Distribution Rate(1)	6.99%	7.10%
Year-to-Date Total Return, without upfront selling commissions(2)	11.18%	4.79%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2) (3)	n/a	(0.48)%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.22%	4.79%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2) (3)	n/a	(0.48)%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the September distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return is not an annualized return, rather it is the absolute return achieved by the share class during the respective period. Class F shares were first issued to third parties on December 27, 2022, while Class FF shares were first issued on May 1, 2023.
(3)	There were no selling commissions charged in respect of the Class F shares.

Capital and Financing Activity
•In March 2023, the Company launched a private offering (“Offering”). Through January 1, 2024, the Company intends to offer Class F and Class FF shares in the Offering. Commencing October 1, 2023, the Company also intends to issue Class A, Class AA, Class D, Class I and Class S shares in the Offering to the extent there are subscriptions for such shares.

•During the three months ended September 30, 2023, we raised $49.1 million of proceeds from the sale of our common shares, and did not receive any repurchase requests for our common shares. Subsequent to September 30, 2023, we raised $2.2 million from the sale of our Class FF shares, respectively, and did not receive any repurchase requests for our common shares.

•CapGrow incurred additional borrowings of $33.7 million to partly fund CapGrow’s asset acquisitions and paid down approximately $32.4 million of CapGrow’s revolving credit facility during the three months ended September 30, 2023. In August 2023, CapGrow closed on a $32.2 million 10-year fixed rate senior financing which is secured by 163 properties owned by CapGrow.

•CapGrow repaid $0.9 million of its mortgage loans as part of its scheduled debt service payments and as a result of asset sales during the three months ended September 30, 2023.

Subsequent Event Highlights

On October 3, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling interest in CapGrow to 79.64%.

On October 27, 2023, Denton JV, through its wholly owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the underlying land to a third party for a gross purchase price of $23.2 million and (b) a 99-year ground lease agreement (“Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard. See Note 14, “Subsequent Events,” in our condensed consolidated financial statements for related disclosures.

Investment Portfolio
Real Estate Investments
As of September 30, 2023, the Company’s sole investment is in CapGrow, which owns a portfolio of 1,042 residential properties that are leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.
The following table provides a summary of our portfolio as of September 30, 2023:

Property Type	Number of Properties (1)	Sq. Feet (in thousands)	Occupancy Rate	Average Effective Annual Base Rent Per Leased Square Foot	Gross Asset Value ($ in thousands) (2)	Annual Base Rent ($ in thousands)(3)	Percentage of Total Revenue
Residential	1,042	2,423	99%	$12.72	$464,000	$30,827	100%
Total	1,042	2,423			$464,000	$30,827	100%

_______________________________________________
(1)    Includes eight vacant properties, two properties being marketed for sale, and one property where the tenant held over.
(2)        Enterprise value at which we acquired CapGrow.

(3)        Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of September 30, 2023 multiplied by 12.

As of September 30, 2023, the Company owned a 69% effective equity interest in CapGrow. The Company has the right to buy the remaining interests in CapGrow Holdings Member LLC (“CapGrow Member”) from Sculptor RE Holdings XVII LLC (“Seller”) by January 3, 2025 at a price (i) for the first 12 months following the initial sale to the Company, that is based on a 6.5% capitalization rate on net operating income excluding corporate general and administrative expenses (“pre-corporate G&A NOI”) calculated at the time of the subsequent purchase; and (ii) for the second year following the initial sale to the Company, that is equal to a 6.0% capitalization rate on pre-corporate G&A NOI calculated at the time of purchase. As the managing member of CapGrow Member, the Company has near absolute control over CapGrow, including the ability at all times on or after the initial sale to the Company to force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow itself. However, if the Company has not exercised its option to acquire a 100% ownership interest in CapGrow Member within 24 months of the initial sale to the Company (i.e., by January 3, 2025), then Seller can also force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow. The Company’s affiliate transaction committee, which is comprised solely of the Company’s independent directors, approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company.

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2023 (amounts and square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	3	$58	—%	4	—%
2024	129	3,761	12%	267	11%
2025	130	2,991	10%	245	10%
2026	162	4,469	14%	415	17%
2027	493	12,640	41%	987	42%
2028	51	2,355	8%	141	6%
2029	5	231	1%	16	1%
2030	23	745	2%	79	3%
2031	12	843	3%	67	3%
2032	11	2,161	7%	124	5%
Thereafter	12	573	2%	44	2%
Total	1,031	$30,827	100%	2,389	100%
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of September 30, 2023 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of September 30, 2023.

While CapGrow currently leases properties to 38 different care providers, there are four that each represent more than 5% of CapGrow’s annual rent, and collectively, the leases on the properties with these tenants contribute over 72% of the Company’s rental income for the nine months ended September 30, 2023. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 517 of CapGrow’s properties and its leases represent approximately 49% of the Company’s rental income for the nine months ended September 30, 2023, and 42% of the Company's total assets as of September 30, 2023, and there are no cross-default provisions among these leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 421 of CapGrow’s properties, which represents approximately 41% of the Company’s rental income for the nine months ended September 30, 2023 and 35% of the Company’s total assets as of September 30, 2023. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to Sevita’s business such that its subsidiaries could not honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation,1 several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market and overall higher property operating expenses, (ii) higher interest expenses, (iii) increases in real estate taxes to offset state and local government revenue shortfalls, (iv) increased insurance expenses in high risk markets and for high property replacement costs, and (v) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 86% of expiring leases cumulatively from 2012 through December 2022. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Results of Operations
Since the Company had no significant assets or operations prior to January 1, 2023, the Company has concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the condensed consolidated financial statements and certain footnote presentations, as follows:

•for the period from January 4, 2023 through September 30, 2023 (the “2023 Successor Interim Period”),
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Interim Period”),
•nine months ended September 30, 2022 (the “2022 Predecessor Interim Period”),
•for the three months ended September 30, 2022 (the “2022 Q3 Predecessor Period”) and
•for the three months ended September 30, 2023 (the “2023 Q3 Successor Period”)

The Company does not have any results of operations for the nine months ended September 30, 2022. The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result of the foregoing, the condensed consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

The Predecessor condensed consolidated financial statements as of December 31, 2022 and for the periods from January 1 through January 3, 2023 and January 1, 2022 through September 30, 2022 should be read in conjunction with the audited Predecessor condensed consolidated financial statements for the year ended December 31, 2022.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 (1)
The following table sets forth information regarding the consolidated results of operations for the 2023 Q3 Successor Period and the 2022 Q3 Predecessor Period, respectively (amounts in thousands):

1 Madison Dearborn to Buy 25% of Sevita at Roughly $3B Valuation - Behavioral Health Business (bhbusiness.com). For closing date, see
Sevita Health | Investments | Madison Dearborn (mdcp.com).

	Successor	Predecessor
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	2023 vs 2022
Revenues
Rental revenue	$9,503	$7,360	$2,143
Other revenue	263	151	112
Total revenues	9,766	7,511	2,255

Expenses
Property operating expenses	156	221	(65)
Management fees(2)	257	—	257
Performance participation allocation(2)	448	—	448
General and administrative	1,865	532	1,333
Organization and transaction costs	372	—	372
Depreciation and amortization	4,315	2,136	2,179
Total expenses	7,413	2,889	4,524

Operating income	2,353	4,622	(2,269)

Other income (expense):
Interest expense, net	(2,495)	(2,496)	1
Impairment of investments in real estate	(1,460)	—	(1,460)
Gain on sale of real estate	—	360	(360)
Total other income (expense)	(3,955)	(2,136)	(1,819)
Net income (loss)	(1,602)	$2,486	$(4,088)
Net income attributable to non-controlling interest in the consolidated subsidiary	(70)
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(1,672)
Net loss per common share - basic and diluted(3)	$(0.09)
Weighted-average common shares outstanding - basic and diluted	18,744,797
____________________________________
(1)    These financial statements are not comparable between the Successor and Predecessor periods due to a difference in the basis of accounting between the periods presented; the Predecessor periods were prepared under the provisions of Rule 3-05 of Regulation S-X, while the Successor period has been presented for the consolidated results of operations of SDREIT. Since SDREIT consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this acquisition transaction as a business, SDREIT recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow at the acquisition-date fair value.
(2) Management fees and performance participation allocation are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-05 of Regulation S-X.
(3) All classes of common shares are allocated net income/(loss) at the same rate per share (in respect of each class's proportionate share of net asset value) and receive the same gross distribution per share. Note that net loss per share of common shares is not presented for the Predecessor periods as the Predecessor was not unitized.

Rental Revenue

Rental revenue from property operations increased by $2.1 million from $7.4 million during the 2022 Q3 Predecessor Period to $9.5 million during the 2023 Q3 Successor Period due primarily to asset acquisitions with in-place leases, straight-lining of rent following the business combination, net amortization of below- and above-market lease intangibles ($1.8 million) and recurring rent escalation.

The total number of properties increased from 976 properties as of September 30, 2022 to 1,042 properties as of September 30, 2023. During this period, the Company acquired 114 properties, of which 95 properties were acquired in October 2022, and sold 48 properties. The net increase in the total number of properties contributed to an increase in rental income by $0.5 million during the 2023 Q3 Successor Period.

Other Revenue

Other revenue from income property operations increased by approximately $0.1 million from $0.2 million during the 2022 Q3 Predecessor Period to $0.3 million during the 2023 Q3 Successor Period, which was primarily due to additional termination income.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million from $0.5 million during the 2022 Q3 Predecessor Period to $1.8 million for the 2023 Q3 Successor Period, which was primarily due to increases in professional fees, director fees, and amortization of share-based compensation. Increase in professional fees was attributable to accrual for annual audit, tax preparation, valuation, transfer agent and fund administrative services.

Organization and Transaction Costs

Organization and transaction costs amounting to $0.4 million during the 2023 Q3 Successor Period pertained to costs incurred in connection with the private offering and filing of the Company’s registration statement with the SEC.

Property Operating Expenses

Property operating expenses slightly decreased due to lower repair costs during the 2023 Q3 Successor Period.

Management Fees

Management fees were $0.3 million during the 2023 Q3 Successor Period, which we began accruing upon the acquisition of CapGrow. There were no management fees during the 2022 Q3 Predecessor Period.

Performance Participation Allocation

Performance participation allocation was $0.4 million during the 2023 Q3 Successor Period, which was calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceeded the hurdle rate, entitling the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.2 million from $2.1 million during the 2022 Q3 Predecessor Period to $4.3 million for the 2023 Q3 Successor period, which was due to the higher depreciable cost basis as a result of a step up in basis in connection with the business combination of the Company and CapGrow.

Interest Expense, net

Interest expense, net remained flat quarter over quarter as the increased borrowings from the revolving credit facility was offset by the increase in interest income earned on our money market funds.

Impairment of Investments in Real Estate
Impairment of investments in real estate was $1.5 million for the 2023 Q3 Successor Period due to the write-down of three vacant assets which were impaired as of September 2023 and four held for sale assets, two of which were sold during the 2023 Q3 Successor Period. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of the normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

Gain on Sale of Real Estate

Gain on sale of real estate amounting to $0.4 million during the 2022 Q3 Predecessor Period was due to the sale of five vacant properties.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 (1)
The following table sets forth information regarding the consolidated results of operations for the 2023 Successor Interim Period, the 2023 Predecessor Interim Period, and the 2022 Predecessor Interim Period, respectively (amounts in thousands):

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022	2023 vs 2022
Revenues
Rental revenue	$27,118	$323	$21,166	$5,952
Other revenue	821	—	638	183
Total revenues	27,939	323	21,804	6,135

Expenses
Property operating expenses	468	29	566	(98)
Management fees(2)	647	—	—	647
Performance participation allocation(2)	1,171	—	—	1,171
General and administrative	4,666	—	1,812	2,854
Organization and transaction costs	2,281	—	—	2,281
Depreciation and amortization	12,289	—	6,283	6,006
Total expenses	21,522	29	8,661	12,861

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	Nine Months Ended September 30, 2022	2023 vs 2022
Operating income	6,417	294	13,143	(6,726)

Other income (expense):
Interest expense, net	(7,737)	(114)	(7,108)	(629)
Impairment of investments in real estate	(3,860)	—	—	(3,860)
Gain on sale of real estate	—	—	1,367	(1,367)
Total other income (expense)	(11,597)	(114)	(5,741)	(5,856)
Net income (loss)	$(5,180)	$180	$7,402	$(12,582)
Net income attributable to non-controlling interest in the consolidated subsidiary	247
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(4,933)
Net loss per common share - basic and diluted(3)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	16,513,856

_____________________________________
(1)    These financial statements are not comparable between the Successor and Predecessor periods due to a difference in the basis of accounting between the periods presented; the Predecessor periods were prepared under the provisions of Rule 3-05 of Regulation S-X, while the Successor period has been presented for the consolidated results of operations of SDREIT. Since SDREIT consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this acquisition transaction as a business, SDREIT recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow at the acquisition-date fair value.
(2) Management fees and performance participation allocation are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-05 of Regulation S-X.
(3) All classes of common shares are allocated net income/(loss) at the same rate per share (in respect of each class's proportionate share of net asset value) and receive the same gross distribution per share. Note that net loss per share of common shares is not presented for the Predecessor periods as the Predecessor was not unitized.
(4) The results of operations of the Predecessor for the Period from January 1, 2023 through January 3, 2023 were immaterial and were excluded from the 2023 vs 2022 analysis below.

Rental Revenue

Rental revenue from property operations increased by $6.0 million from $21.2 million during the 2022 Predecessor Interim Period to $27.1 million during the 2023 Successor Interim Period, which was primarily due to asset acquisitions with in-place leases, straight-lining of rent following the business combination, net amortization of below- and above-market lease intangibles ($2.1 million), recurring rent escalation ($0.3 million) and straight-lining of rent following the business combination ($0.3 million), partially offset by the three-day rental revenue ($0.3 million) allocated to the seller.

During the 2022 Predecessor Interim Period, the total number of properties increased from 949 properties as of December 31, 2021 to 975 properties as of September 30, 2022, of which 964 properties were leased to tenants. Subsequent to September 30, 2022 through September 30, 2023, the Company acquired 114 properties, 95 properties of which were acquired in

October 2022. In the same period, the Company sold 36 properties. As of September 30, 2023, the total number of properties owned and leased were 1,042 properties and 1,031 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,325 and $2,294 during the 2023 Successor Interim Period and 2022 Predecessor Interim Period, respectively.

Other Revenue

Other revenue from property operations increased by $0.2 million from $0.6 million during the 2022 Predecessor Interim Period to $0.8 million during the 2023 Successor Interim Period, which was primarily due to additional termination income and late income charges.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million from $1.8 million during the 2022 Predecessor Interim Period to $4.7 million for the 2023 Successor Interim Period, which was primarily due to increases in professional fees, payroll, director fees, and amortization of share-based compensation. Increase in professional fees was attributable to accrual for annual audit, tax preparation, valuation, transfer agent and fund administrative services. Payroll increased due to staff hiring. The increase in directors’ fee is due to the election of new independent directors in February 2023 and the commencement of their service thereafter. The increase in share-based compensation is attributable to the amortization of one-time grant and equity retainers that were granted in March and April 2023, respectively.

Organization and Transaction Costs

Organization and transaction costs amounting to $2.3 million during the 2023 Successor Interim Period pertained to the $1.4 million incremental costs associated with the Company’s organization and offering activities and $0.9 million of costs related to the acquisition of CapGrow which was accounted for under the business combination.

Property Operating Expenses

Property operating expenses during the 2023 Successor Interim Period were slightly lower due to fewer repairs and lower real estate taxes.

Management Fees

Management fees were $0.6 million during the 2023 Successor Interim Period, which we began accruing upon the acquisition of CapGrow. There were no management fees during the 2022 Predecessor Interim Period.

Performance Participation Allocation

Performance participation allocation was $1.2 million during the 2023 Successor Interim Period, which was calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceeded the hurdle rate, entitling the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Depreciation and Amortization

Depreciation and amortization expenses increased by $6.0 million from $6.3 million during the 2022 Predecessor Interim Period to $12.3 million for the 2023 Successor Interim Period, which was due to the higher depreciable cost basis as a result of a step up in basis in connection with the business combination of the Company and CapGrow.

Interest Expense, net

Interest expense, net increased by $0.6 million from $7.1 million during the 2022 Predecessor Interim Period to $7.7 million for the 2023 Successor Interim Period, which was due to increased borrowings used to finance asset acquisitions ($1.5 million), partially offset by the interest income earned on money market funds ($0.6 million).

Impairment of Investments in Real Estate
Impairment of investments in real estate was $3.9 million for the 2023 Successor Interim Period due to the write-down of 3 vacant assets which were impaired as of September 2023 and 34 held for sale assets, 32 of which were sold during the 2023 Successor Interim Period. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of the normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

Gain on Sale of Real Estate

Gain on sale of real estate amounting to $1.4 million during the 2022 Predecessor Interim Period was due to 17 vacant properties sold.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

Funds from operations (“FFO”) is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We believe FFO is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance.

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation, even if repurchased by us, (viii) management fees paid in shares or Operating Partnership units, even if subsequently repurchased by us, (ix) non-cash interest expense on affiliate line of credit paid in shares or Operating Partnership units, even if subsequently repurchased by us, (x) organization costs, (xi) amortization of deferred financing costs, (xii) shareholder servicing fees paid during the period, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.

FFO and AFFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating AFFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO may not be comparable to the AFFO reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO and AFFO attributable to SDREIT shareholders for the period from January 4, 2023 through September 30, 2023 (amounts in thousands):

	Successor
	Three Months Ended September 30, 2023	Period from January 4, 2023 through September 30, 2023
Net income (loss) attributable to SDREIT shareholders	$(1,672)	$(4,933)
Adjustments to arrive at FFO:
Depreciation and amortization	4,315	12,289
Impairment on investments in real estate	1,460	3,860
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(1,777)	(5,749)
FFO attributable to SDREIT shareholders	2,326	5,467
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(199)	(703)
Amortization of below-market lease intangibles	(1,594)	(3,662)
Amortization of discount on mortgage and other loans payable	70	205
Amortization of restricted stock awards	173	366
Organizational costs and transaction costs	372	2,281
Amount attributable to non-controlling interests for above adjustments	528	1,128
AFFO attributable to SDREIT shareholders	$1,676	$5,082
Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F and Class FF common shares, which was reduced by the noncontrolling interest in CapGrow and the Operating Partnership.

The following table provides a breakdown of the major components of our NAV as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands, except per share/unit data):

Components of NAV	September 30, 2023	December 31, 2022
Investments in real estate (including goodwill)	$464,000	$—
Cash and cash equivalents	57,543	150,286
Restricted cash	6,722	—
Receivables	305	—
Other assets	1,690	216
Mortgages and other loans payable, net	(213,631)	—
Accounts payable and other liabilities	(5,551)	(259)
Distributions payable	(1,332)	—
Management fee payable	(647)	—
Due to related party	(104)	—
Accrued performance participation allocation	(1,172)	—
Noncontrolling interest in the consolidated subsidiaries	(80,711)	—
Noncontrolling interest in the Operating Partnership	(2)	(2)
Net Asset Value	$227,110	$150,241
Number of outstanding shares/units	21,311,876	15,019,800

NAV and NAV Per Share Calculation

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Total
NAV	$171,559	$55,551	$227,110
Number of outstanding shares/ units	16,058,259	5,253,617	21,311,876
NAV Per Share/Unit	$10.6835	$10.5739	$10.6565
The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of September 30, 2023:

Investment Type	Discount Rate	Exit Capitalization Rate
Business	8.5%	7.00%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at September 30, 2023:

Input	Hypothetical Change	Business Investment Value
Discount Rate (weighted average)	0.25% decrease	1.5%
Discount Rate (weighted average)	0.25% increase	(1.3)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%

The following table details the contracted weighted average fixed rate mortgage rates on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of September 30, 2023:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate mortgages (weighted average)	5.00%	6.93%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow. Examples of changes in market mortgage interest rates, assuming no other changes to our September 30, 2023 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Debt Fair Value
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.60%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.60)%

The following table reconciles shareholders’ equity per our consolidated balance sheet to our NAV (amounts in thousands):

	Successor
	September 30, 2023	December 31, 2022
Shareholders’ equity	$201,761	$148,425
Adjustments:
Accrued organizational and offering costs	3,227	1,816
Accumulated depreciation and amortization under GAAP	7,044	—
Straight line rent receivable	(449)	—
Unrealized net real estate appreciation	15,501	—
Accrued stockholder servicing fee	—	—
Unvested dividends reinvestment	26	—
NAV	$227,110	$150,241
The following details the adjustments to reconcile GAAP shareholders’ equity to our NAV:
•The Adviser agreed to advance certain organization and offering costs on our behalf through March 31, 2024. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning March 31, 2024. Under GAAP, organization costs are expensed as incurred. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.

•We depreciate our investments in real estate and amortize certain other assets and liabilities (i.e., above- and below-market leases, in-place lease costs and deferred commissions) in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.

•Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage loans, and revolving credit facility (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

•We accrue dividends on unvested restricted stock in accordance with GAAP. For purposes of calculating our NAV, we exclude these accrued unvested dividends until the vesting period associated to the underlying restricted stock expires.
Distributions
Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0625 per share for the month ended September 30, 2023.

The following table details the total net distributions for each of our share classes from Inception through record date September 30, 2023:

Record Date	Class F Shares	Class FF Shares
March 31, 2023	$0.0588	$—
April 30, 2023	0.0588	—
May 31, 2023	0.0609	0.0609
June 30, 2023	0.0611	0.0611
July 31, 2023	0.0611	0.0611
August 31, 2023	0.0628	0.0628
September 30, 2023	0.0625	0.0625
Total	$0.4260	$0.3084
The following tables detail our distributions declared for the nine months ended September 30, 2023 (amounts in thousands):

	Period from January 4, 2023 through September 30, 2023
	Amount	Percentage
Distributions
Payable in cash	$6,794	93%
Reinvested in shares	478	7%
Total distributions	$7,272	100%

Sources of Distributions
Cash flows from operating activities	$7,272	100%
Offering proceeds	—	—%
Total Sources of distribution	$7,272	100%

Cash flows from operating activities	$9,750
Funds from operations(1)	$5,467
Adjusted funds from operations(1)	$5,082
___________________________________________________
(1) See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for a description of Funds from Operations and Adjusted Funds from Operations. Refer to the above for reconciliations of these amounts to GAAP net loss attributable to SDREIT shareholders and for considerations on how to review these metrics.

Subsequent to September 30, 2023, we paid approximately $2.2 million of distributions in cash using cash flows from operations and approximately $0.4 million of distributions in shares under our distribution reinvestment plan.

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with $57.5 million of immediate liquidity as of September 30, 2023, which comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them.

Our cash needs for acquisitions and other capital investments are expected to be be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Capital Resources

As of September 30, 2023, our indebtedness included loans secured by our properties and our credit facility.

The following table is a summary of our indebtedness as of September 30, 2023 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.09%	June 2030	n/a	$217,480
Revolving credit facility(3)	8.82%	February 2024	$50,000	6,574
Discount and deferred financing costs, net				(3,069)
Total indebtedness				$220,985
______________________________________
(1) For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2) Mortgages and other loans payable bear varying fixed rates and maturities ranging from June 2024 through February 2039. There were no extension options for any of our loans.
(3) The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the period from January 4, 2023 through September 30, 2023, was 8.82%. The revolving credit facility provides a one-year extension option subject to extension fee of 0.30% of the total loan commitment.

In March 2023, the Company commenced the offering of its shares through a continuous private placement offering. It is our intention to issue Class F shares and Class FF shares in the offering only through January 1, 2024. Commencing October 1, 2023, we also intend to issue Class A, Class AA, Class D, Class I and Class S shares in the offering to the extent there are subscriptions for such shares.

As of September 30, 2023, we had received net proceeds of $66.5 million from selling an aggregate of 1,038,459 Class F common shares and 5,253,617 Class FF common shares in the private Offering. This is in addition to the $150.2 million raised from the sale of 15,019,800 Class F common shares in private transactions that preceded this Offering.

Cash Flows
Nine Months Ended September 30, 2023 and September 30, 2022 (amounts in thousands):

	Successor	Predecessor
	Period from January 4, 2023 through September 30, 2023	Nine Months Ended September 30, 2022	Difference
Cash flows provided by operating activities	$9,750	$11,992	$(2,242)
Cash flows used in investing activities	(137,288)	(31,371)	(105,917)
Cash flows provided by financing activities	41,517	18,776	22,741
Net change in cash and cash equivalents and restricted cash	$64,265	$(603)	$64,868
Cash flows provided by operating activities decreased by approximately $2.2 million during the 2023 Successor Interim Period primarily due to an increase in corporate expenses partially offset by the increased portfolio cash flow as a result of asset acquisitions.

Cash flows used in investing activities increased by approximately $105.9 million during the 2023 Successor Interim Period primarily due to the Company's acquisition of CapGrow.

Cash flows provided by financing activities increased by approximately $22.7 million during the 2023 Successor Interim Period primarily due to the proceeds from stock issuances partially offset by the acquisition of additional noncontrolling interests in CapGrow.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our condensed consolidated financial statements for further descriptions of the below accounting policies.

Investments in Real Estate

We may acquire assets that will qualify as either asset acquisitions or business combinations pursuant to ASC 805. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to building, land, and construction in process and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2023 (amounts in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$224,054	$637	$20,639	$18,055	$184,723
Organizational and offering costs(2)	3,227	—	1,129	1,290	808
Total	$227,281	$637	$21,768	$19,345	$185,531
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Includes $2.9 million of amount owed to our Adviser and $0.3 million accrued as of September 30, 2023.

Emerging Growth Company Status

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of this transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities" in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 for the Company. Our exposures to market risk have not changed materially since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our Adviser is currently involved in any material litigation. As a registered investment advisor, our Adviser may be examined periodically by the SEC.

ITEM 1A. RISK FACTORS

We have omitted a discussion of risk factors because as a smaller reporting company, we are not required to provide such information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2023, the Company issued 1,037,760 shares of Class F common stock and 3,560,428 shares of Class FF common stock for an aggregate price of approximately $48.9 million. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

During the three months ended September 30, 2023, the Company did not receive any repurchase requests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibits No.	Description
3.1
Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on July 5, 2023 and incorporated herein by reference)

3.2
Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on July 5, 2023 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on July 5, 2023 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on July 5, 2023 and incorporated herein by reference)
10.1
Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of July 5, 2023 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on August 15, 2023 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	November 14, 2023	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(principal executive officer)

Date:	November 14, 2023	By:	/s/ Dava Ritchea
Dava Ritchea
Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 14, 2023	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(principal accounting officer)