Form 10-K
period 2023-12-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2024-04-01
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 000-56566
______________________________________________________
Sculptor Diversified Real Estate Income Trust, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________

Maryland		88-0870670
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
9 West 57th Street, 40th Floor
New York	New York	10019
(Address of Principal Executive Offices)		(Zip Code)
(212) 790-0000
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities Registered pursuant to Section 12(g) of the Act:
Class S Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 29, 2024, the registrant had the following shares outstanding: 16,091,888 outstanding shares of Class F common stock, 6,115,489 outstanding shares of Class FF common stock, 220,392 outstanding shares of Class AA common stock and 98,611 outstanding shares of Class E common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Sculptor Diversified Real Estate Income Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans and objectives, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS SUMMARY

This risk factor summary below should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

•We have limited prior operating history, and there is no assurance that we will achieve our investment objectives.
•We have made a limited number of investments to date, and you will not have the opportunity to evaluate our investments before we make them.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems a suspension to be in our best interest, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. Although there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•Other than nine employees of CapGrow (as defined below) who operate the CapGrow business, we have no employees, and are dependent on our Adviser to conduct our operations. Our Adviser (as defined below) will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other investment funds, programs, REITs, entities and separate accounts formed, advised or managed by Sculptor Capital Management, Inc. and its affiliates (collectively, “Other Sculptor Accounts”), the allocation of time of its investment professionals and the level of fees that we will pay to our Adviser.
•If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•On acquiring shares, you will experience immediate dilution in the net tangible book value of your investment.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent (whether due to property-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market.
•COVID-19 has had a negative impact on the economy and business activity globally (including in the markets in which we will invest). COVID-19 or other pandemics could adversely affect the performance of our investments.

PART I.

ITEM 1. BUSINESS

References herein to “Sculptor Diversified Real Estate Income Trust,” “SDREIT,” “Company,” “we,” “us,” or “our” refer to Sculptor Diversified Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries including Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership, which we refer to herein as the “Operating Partnership” or “SDREIT OP,” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

General Description of Business and Operations

Sculptor Diversified Real Estate Income Trust, Inc. is a Maryland corporation formed on February 11, 2022 for the principal purpose of investing in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the United States and Europe. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2023. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are externally managed by our adviser, Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”), a Delaware limited liability company and a registered investment adviser. Our Adviser is an affiliate of Sculptor Capital Management, Inc., our sponsor (together with its affiliates, “Sculptor”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of the Adviser, owns a special limited partner interest in the Operating Partnership.

In March 2023, we commenced a private offering of shares of our common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made.

As of December 31, 2023, the Company owns (a) a 79.81% controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of 1,059 primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas.

For additional information regarding our business, please refer to Item 1 “Business” of our Registration Statement on Form 10-12G filed with the SEC on July 5, 2023, as amended (the “Form 10”), which such Item 1 is incorporated herein by reference.

Investment Objectives

Our investment objectives are to invest in real estate assets that will enable us to:

•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than listed public real estate companies.

We cannot assure investors that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets.

Investment Strategy

Through its affiliation with Sculptor Real Estate, our Adviser will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Since its founding in 2003, Sculptor Real Estate has raised $8.3 billion in investor capital as of March 1, 2024. As of December 31, 2023, Sculptor Real Estate has completed 203 transactions across 30 diverse real estate asset classes, representing over $23.1 billion of total enterprise value.

Our investment strategy is to invest in income-oriented commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe. We expect to invest primarily in equity interests, but also anticipate investing in debt and hybrid investment structures. To a lesser extent, we also plan to invest in real estate related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes.

Our investment strategy is expected to capitalize on Sculptor Real Estate’s experience investing across 30 different real estate related asset classes to identify and acquire our target investments at attractive pricing. These asset classes may include traditional sectors (i.e., office, hotel, industrial, multifamily and retail) as well as non-traditional real estate related asset classes, including, without limitation, cellular towers, gaming, healthcare, leisure-related sectors, student housing, senior housing, and manufactured housing.

We believe that our real estate related securities will help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties while also seeking attractive investment returns. Our real estate related securities strategy is designed to generate current income. We expect to work with other groups within the Sculptor organization, including the Equities, Corporate Credit, and Structured Credit groups, to assist in this portion of the portfolio.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner.

Subject to limitations in our corporate governance guidelines, we may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or affiliates of our Adviser, including present and future real estate limited partnerships and REITs sponsored by affiliates of our Adviser. We also may acquire interests in or securities issued by these joint ventures, tenant-in-common investments or other joint venture arrangements or other Sculptor-sponsored programs.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our corporate governance guidelines described below, our target leverage ratio after our ramp-up period is approximately 55% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash, but excluding debt on our securities portfolio. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.

Our real estate debt portfolio may have embedded leverage through the use of repurchase agreements and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our corporate governance guidelines described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage will increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if our Adviser deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio in the range of 55% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed the range of 55% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our corporate governance guidelines we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities.

Our Taxation as a REIT

We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2023. Furthermore, we intend to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our board of directors determines that REIT qualification remains in our best interest. Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of the ownership of our shares, and the percentage of our taxable income that we distribute. Accordingly, no assurance can be given by us that our actual results of operations for any particular taxable year will satisfy such requirements.

Employees

The Company is externally managed and currently has no employees, other than nine employees of CapGrow Partners, LLC who operate the CapGrow business. Aside from the CapGrow employees, employees of our Adviser perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv) federal, state and local environmental laws, ordinances, and regulations.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Such other potential buyers may include other listed and non-listed REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. These potential buyers may have substantially greater financial resources and experience than we do. At the time we elect to dispose of our properties, we may be in competition with sellers of similar properties to locate suitable purchasers.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Sculptor, including the Adviser and its affiliates. See Item 1A—“Risk Factors - Risks Related to Conflicts of Interest.”

Available Information

We do not have a website. Our public filings, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related to Our Organizational Structure

We have a limited operating history, and there is no assurance that we will be able to achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock entails more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time, and you will not have the opportunity to evaluate our future investments before we make them.

We have not yet identified any additional investments that we will make and thus are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate related securities that we may acquire. We will seek to invest substantially all of the net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate related securities. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of our Adviser to select suitable and successful investment opportunities. Furthermore, our Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us may be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5—”Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Your ability to have your shares repurchased through our share repurchase plan is limited.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares.

In addition, the total amount of aggregate repurchases of shares of our common stock will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”). Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Item 5—”Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas and the US 2024 elections), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

Our Adviser will manage our portfolio pursuant to very broad investment guidelines and will not be required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it.

Our board of directors has approved very broad investment guidelines that delegate to our Adviser the authority to execute acquisitions and dispositions of real estate and real estate related securities on our behalf, in each case so long as such investments are consistent with our board-approved investment guidelines and our corporate governance guidelines. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and review our investment portfolio periodically. Transactions entered into on our behalf by our Adviser may be costly and difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

We face risks associated with the deployment of our capital.

In light of the nature of our offering, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our offering and the time we invest the net proceeds. Pending investment, we may hold large amounts of cash or money market accounts or similar temporary investments, which are subject to management fees.

It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

The amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We may change our corporate governance guidelines without stockholder consent.

Our board of directors, with the approval of a majority of our independent directors, may change our corporate governance guidelines at any time and, except in limited circumstances, without the consent of any stockholders. Our corporate governance guidelines currently require a majority of our board seats to be for independent directors and require a standing affiliate transaction committee comprised of our independent directors. In conjunction with our corporate governance guidelines, the affiliate transaction committee is responsible for reviewing and approving the terms of all transactions between us and the sponsor or its affiliates (including the Adviser) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all acquisitions and dispositions. Generally, under our corporate governance guidelines, we may enter into transactions with the sponsor, the Adviser, our directors, and their respective affiliates only if a majority of our board of directors, and a majority of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us. Under our corporate governance guidelines, the affiliate transaction committee is also responsible for reviewing the Adviser’s performance and the fees and expenses paid by us to the Adviser and any of its affiliates.

Our corporate governance guidelines also contain provisions limiting certain types of fees and expenses and investment types. Our corporate governance guidelines also require us to provide an annual report to our stockholders with audited financial statements and disclosure about transactions with affiliates. If our board of directors were to amend our corporate governance guidelines, our company could be at greater risk of harm from conflicts of interests with our Adviser and its affiliates, we could have fewer limits on investments, and stockholders could receive less information from us. All of these changes could materially impair the value of an investment in us.

We may change our investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments we have made to date. Our board of directors approved very broad investment guidelines with which we must comply, but these guidelines provide our Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We have a limited track record and may not generate sufficient income to make distributions to our stockholders in the future. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to generate sufficient income from our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, the sale of our assets, borrowings or offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units, the extent to which the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from our current and any future offering and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from offering proceeds or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from the sale of or repayment of our assets, from the proceeds of this offering or from borrowings will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your ownership interest on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of our Adviser or distributions to the Special Limited Partner if so requested by them) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from our Adviser or the Special Limited Partner shortly after issuing such units or shares as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred, and our Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units.

Purchases and repurchases of shares of our common stock are generally made based on the most recently announced NAV per share of our common stock, which value will generally be as of a date that is approximately one month prior to issuance or repurchase.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the most recently announced NAV per share, plus, in the case of our offering price, applicable upfront selling commissions. We expect to announce the NAV per share mid-month (as of the prior month end) and expect to redeem shares at that price at month end and issue shares at that price on the first day of the following month. The NAV per share, if calculated as of the date of issuance or repurchase, might be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares; however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share.

Valuations and appraisals of our real estate and real estate debt are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our real estate and real estate debt involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our real estate and real estate debt are only estimates of current market value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation advisors and other parties involved in the valuation of our assets. Further, these valuations may not necessarily represent the price at which an asset would sell, because market prices of assets are best determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets. Therefore, the valuations of our properties and real estate debt may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and repurchases take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Adviser and participating broker-dealers to the extent such valuations prove to inaccurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be redeemed by us pursuant to our share repurchase plan, are generally based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisors and monthly valuations of our real estate debt and other securities for which market prices are not readily available provided by our Adviser and reviewed by our independent valuation advisors, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. Our Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders whose shares we repurchase, or stockholders who buy new shares.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by our Adviser and State Street to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of our Adviser’s management fee and the Special Limited Partner’s performance participation interest. For more information regarding our valuation policies and how NAV will be calculated, please refer to “Item 9. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Net Asset Value Calculation and Valuation Guidelines” in our Form 10.

If we quickly raise a substantial amount of capital, we may have difficulty investing it in a timely manner.

If we quickly raise capital during our private offering, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our private offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to invest the net proceeds of this offering promptly, our results of operations and financial condition may be adversely affected.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, to the extent permitted by our charter, the partnership agreement expressly limits our liability, and provides for our indemnification, by providing that we and our officers, directors, employees and designees will not be liable to, and will be indemnified by, our Operating Partnership for losses of any nature unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and was committed in bad faith, was the result of active and deliberate dishonesty or constituted willful misconduct or gross negligence; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Payments to our Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

Our Adviser or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by our Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from our Adviser paid to our Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

We may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and this offering.

If we are unable to build and maintain a sufficient network of selected dealers to distribute shares in our private offering, our ability to raise proceeds through our private offering and implement our investment strategy may be adversely affected. Further, the selected dealers we retain may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that at such time as we become eligible to make the election provided for under Subtitle 8 of Title 3 of the Maryland General Corporation Law (the “MGCL”), vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the MGCL) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Sculptor and our Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors; however, our board may revoke this exemption at any time.

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are generally obligated to fund the defense costs incurred by these persons. See “Item 12. Indemnification of Directors and Officers” in our Form 10.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,300,000,000 shares of capital stock, of which 2,200,000,000 shares are classified as common stock, of which 300,000,000 shares are classified as Class A shares, 300,000,000 shares are classified as Class AA shares, 300,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class E shares, 300,000,000 are classified as Class F shares, 300,000,000 are classified as Class FF shares, 300,000,000 are classified as Class I shares and 300,000,000 are classified as Class S shares, and 100,000,000 shares are classified as preferred stock. We also may issue shares in other private offerings and Operating Partnership units to holders other than the Company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in this offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this offering; (2) sell shares of our common stock in a future public offering; (3) issue shares of our common stock or units in our Operating Partnership in other private offerings; (4) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock after your purchase in this offering, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in this offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

The net tangible book value of your shares will be substantially below the price you pay for them, thus increasing the risk of a loss on your investment.

We have incurred substantial organization and offering expenses, which costs include the costs of raising $150 million from a founder investor (the “Founding Investor”) in December of 2022 as well as the costs associated with our efforts to register a public offering with the SEC and the states (such as filing fees with the states and FINRA and related legal fees), which efforts were not pursued after deciding to conduct our offering privately. We expect to incur substantial offering expenses going forward as well (although less than we would have otherwise incurred if our offering were registered with the SEC and the states). Although our Adviser has paid those costs on our behalf, we must reimburse our Adviser for them over a 60-month period, except for amounts that the Adviser has chosen not to seek to recover from us, such as state and FINRA filing fees. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a figure under generally accepted accounting principles in the U.S. (“GAAP”) and must reflect the full amount of the liability. As of December 31, 2023 and 2022, the net tangible book value of our shares was $10.10 and $9.88 per share, respectively. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, many purchasers of our shares will have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. These factors increase the risk of loss on your investment.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees other than nine employees of CapGrow who operate the CapGrow business). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to or unenforceable in respect of one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act, the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction or to claims under state securities laws.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

We depend on our Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our Adviser’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by our Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that to which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts and war; and
•cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

Compliance with the SEC’s Regulation Best Interest by selected dealers may negatively impact our ability to raise capital in this offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether selected dealers and their associated persons recommend this offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in this offering, it may harm our ability to achieve our objectives.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information and operation systems, both internal and those provided by Sculptor and third-party service providers. Our Adviser may not be able to verify the risks or reliability of such third-party systems. The failure of one or more systems or the inability of such systems to satisfy our growing business could have a material adverse effect on us. Sculptor and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and our Adviser may not be able to hedge against, or anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “—General Risks Related to Investments in Real Estate Related Securities—We may invest in derivatives, which involve numerous risks” below.

Risks Related to Our Acquisition of CapGrow

Our acquisition of CapGrow was not on an arms-length basis, increasing the risk that we may have paid more for our interest in CapGrow than we otherwise would have.

As described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio,” we acquired our interest in CapGrow from a party related to our officers, directors, sponsor and external adviser. At the time of the acquisition, we did not have any independent directors to review and approve the transaction.

Entering into transactions with related parties increases the risk of doing so on terms that are less favorable to us than those that would be available from a third party. That risk is heightened when the transaction occurs without the consideration of independent directors.

We may be forced to sell our interest in CapGrow on terms we do not favor.

As described below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio,” we have the right to acquire all of the remaining interests in CapGrow Member, which is the entity that owns a controlling interest in CapGrow. However, if we do not exercise that right by January 3, 2025, the Seller, which is an affiliate of our Adviser and which retains 13.6% of CapGrow Member as of December 31, 2023, can force us to sell our interest in CapGrow. Such a sale could be on terms that we view as unattractive and would deprive us of the benefits of future ownership. In addition, the net income from such a sale could be a prohibited transaction under the Internal Revenue Code of 1986, as amended (the “Code”) and cause us to be subject to a 100% tax.

Our inability to increase rents beyond the fixed amounts set forth in the leases for the CapGrow Portfolio may adversely affect our performance, thereby reducing the value of your investment in us.

The primarily single-family homes in the CapGrow Portfolio are subject to leases with remaining lease terms of up to ten years with rent escalations of generally 1-2% per year. Such rent increases are below current inflation rates and may remain below inflation rates in the future. Our inability to increase rents beyond the fixed amounts set forth in the leases for the CapGrow Portfolio may cause our rents to be below market and may adversely affect our performance.

Our inability to complete new acquisitions in line with our expectations may result in a lower future value for CapGrow than anticipated.

We anticipate continuing to invest in CapGrow to acquire additional homes at attractive yields. CapGrow’s ownership of 1,059 primarily single-family homes, as of December 31, 2023, represented approximately a 2% market share of the homes nationwide that are leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. If CapGrow is unable to continue acquiring additional homes and portfolios at attractive yields, it may adversely affect our performance.

Approximately 47% of our revenue is derived from affiliates of Sevita. If Sevita became unable to honor its obligations to us, our results of operation and financial condition would be adversely affected and the value of your investment in us could decline substantially.

National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 511 of CapGrow’s properties and its leases represent approximately 49% of our rental income for the year end December 31, 2023 and 40% of total assets as of December 31, 2023. There are no cross-default provisions among the hundreds of leases. Although Sevita is not a party to those leases, Sevita has entered into separate guarantees with respect to each of the hundreds of leases by its subsidiaries for 421 of CapGrow’s properties, which represents approximately 41% of our rental income for the year ended December 31, 2023 and 33% of total assets as of December 31, 2023. Sevita has guaranteed a significant concentration of our revenue. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation(1), several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market, (ii) higher interest expenses and (iii) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints. Sufficiently adverse developments with respect to Sevita’s business such that its subsidiaries could not honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk.

(1) Madison Dearborn to Buy 25% of Sevita at Roughly $3B Valuation - Behavioral Health Business (bhbusiness.com). For closing date, see Sevita Health | Investments | Madison Dearborn (mdcp.com).

Medicaid reimbursement rates could be cut or could be increased below the amount necessary to meet our expected 1.75% annual lease escalations.

There has been significant bipartisan support for the de-institutionalization and care provision for the disabled population, with strong support at the federal and state level and significant increases in funding over time. Cuts or reductions in Medicaid reimbursement rates to care providers could adversely affect CapGrow’s performance given that CapGrow’s rent is typically paid by tenants through this Medicaid reimbursement.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•changes in global, national, regional or local economic, demographic or capital market conditions;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants, particularly for tenants with net leases for large properties;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Sculptor’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Sculptor’s businesses and operations (including our Adviser).

A recession or slowdown in the U.S. real estate market or one or more regional real estate markets and, to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

For example, as a result of the global financial crisis of 2007-2008, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or property improvements. Any future financial market disruptions (including financial market distributions related to COVID-19 or future pandemics) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

The outbreak of the COVID-19 pandemic has had a negative impact on the economy and business activity globally (including in the markets in which we invest), and thereby could adversely affect the performance of our investments. Epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

We will depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

Rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, certain of our properties, such as industrial warehouses and student housing properties, may be leased to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and other properties, such as hotels, will generally be operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to enter into a new lease or operating arrangement for such properties promptly, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

We may be subject to additional risks from non-U.S. investments.

We may invest in real estate located outside of the U.S. and real estate debt issued in, and/or backed by real estate in, countries outside the U.S., including Canada, Europe and potentially elsewhere. Non-U.S. real estate and real estate related securities involve certain factors not typically associated with investing in real estate and real estate related securities in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;

•acquired properties may be located in markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to integrate new acquisitions efficiently, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will invest primarily in stabilized, income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate, and there is no guarantee that any renovation or repositioning will be successful or that the actual costs will not be greater than our estimates.

Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Sculptor’s policies and procedures. Some of these entities, including other REITs, have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell or cause us to pay more for an investment than we otherwise would. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate related securities. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. It may also be difficult for our Adviser to analyze each property thoroughly in a large portfolio, increasing the risk that properties do not perform as anticipated. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

We may incur “dead deal costs” in connection with potential acquisitions.

We may incur costs in connection with potential acquisitions that ultimately are not acquired. For example, we may enter into contracts with non-refundable deposits to acquire certain properties. The amount deposited, if any, may be surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Additionally, we may incur due diligence and other costs when considering whether to acquire an asset, and such costs will not be reduced if the transaction fails to close. Any unreturned deposits, due diligence costs and other “dead deal costs” will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property, regulatory and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our Adviser’s reduced control of the functions that are outsourced. In the due diligence process and making an assessment regarding a potential investment, our Adviser will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk-management procedures, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that our Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about any investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, our Adviser will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that our Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the property, even activities that occurred prior to our investment therein, could have an adverse impact on us.

In the event of fraud by the seller of any property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

In addition, we will rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we may believe such information to be accurate, such information cannot be independently verified by our Adviser, and in some cases such information may not be independently reviewed or audited while under our ownership or control or at all. We cannot assure you that the financial statements or metrics of properties we will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Adviser at the time of making an investment decision may be limited, and our Adviser may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, our Adviser may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation and/or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties.

We will face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at properties entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to sell one or more of our properties promptly on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

Investments in real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damages theories, including tort claims, for losses associated with latent defects or other problems not uncovered in due diligence.

We may make a substantial amount of joint venture investments, including with Sculptor affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may make joint venture investments with third parties and, subject to the requirements in our corporate governance guidelines, co-invest in the future with Sculptor affiliates or third parties in partnerships or other entities that own real properties. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

We may co-invest with Other Sculptor Accounts in certain types of debt investments in which we do not have control rights or rights over major decisions. In such cases our Adviser and/or the Other Sculptor Account may make decisions that are not in our best interest. In addition, in connection with any investments in which we participate alongside any Other Sculptor Accounts, our Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Sculptor Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially require us to register as an investment company under the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Sculptor Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest will typically be determined by negotiations between us and our joint venture partner, and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Sculptor affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote payments, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Sculptor affiliates) include:

•The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture.
•Our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us.
•Tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests.
•The joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours.
•Under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Sculptor.
•Under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so.
•Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
•Under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
•Under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit.
•The joint venture partner could have a right of first refusal, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us.

We have acquired and may in the future continue to acquire portfolio entities with employees and thereby become subject to expenses and liabilities related to such employees. These expenses and liabilities could include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.

We will rely on management companies to operate our properties and leasing agents to lease vacancies in our properties.

Our Adviser intends to hire management companies to manage our properties and leasing agents to lease vacancies in our properties. These management companies may be our partners in joint ventures that we enter into. The management companies will have significant decision-making authority with respect to the management of our properties. In cases where we use third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our management companies to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our management companies or leasing agents could adversely impact the operation and profitability of our properties.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to renew or enter into new leases promptly, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties that would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or relet space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

To the extent we invest in any properties with short-term leases, such as multifamily residential (business) and student housing properties, we may suffer losses if market rents decline. Thus, our ability to make distributions to you may be less certain than if we were to buy real estate with longer lease terms.

Certain of our real estate investments may not include title to the underlying land, exposing us to greater risks.

We may invest from time to time in real properties without acquiring title to the underlying land. This means that while we would have a right to use the property, we would not hold fee title to the underlying land. Accordingly, we would have no economic interest in the land or, in many instances the improvements located on the land, at the expiration of the ground lease, easement or permit. As the remaining term of a ground lease gets shorter, the prospect of expiration of the ground lease can result in a discount in its value and difficulty in subleasing the property. In addition, a default by us under the ground lease, easement or permit could cause a termination of the ground lease, easement or permit which may adversely impact our investment performance. Finally, there are complexities associated with financing a ground leasehold, easement interest or permit.

Our properties may face significant competition.

We may face significant competition from owners, operators and developers of properties. Many of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

We may experience material losses or damage related to our properties and such losses may not be covered by our insurance policies.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies our Adviser deems appropriate. Our Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. If the climate continues to warm, we expect the frequency and impact of weather-related events and conditions will increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Adviser.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. We may also provide such an indemnity to a purchaser of a property, which could adversely affect the profitability of any such disposition. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) or the Fair Housing Amendment Act of 1988 (the “FHAA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

The multifamily residential properties in which we invest domestically, if any, must comply with the FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily residential properties.

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or may not be obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

We may be exposed to third-party liability, which can reduce the performance of any associated investment.

The actions or omissions of any third-party operator, employee, guest or resident of our properties may involve criminal or civil liability, which could result in liability to us as owners of, or lenders to, such properties, loss of or restrictions on required licenses, fines, litigation, reputational impact and other matters that may adversely affect our performance.

Certain of our investments may have additional capital requirements.

Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, and such financings may be only available at an unfavorable rate at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such property in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such property’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control. There can be no assurance that we will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our hospitality properties may be affected by competition from the non-traditional hospitality sector (such as short-term rental services), our office properties may be affected by competition from shared office spaces (including co-working environments), our retail properties may be affected by increased shopping via the internet, and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not be foreseeable at the time we make the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Certain of our industrial properties may be special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.

Certain of our industrial properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets, and this illiquidity will limit our ability to change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet our industrial properties and adversely affect our results of operations at such properties.

We could be negatively impacted by the condition of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the U.S. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•hinder our ability to refinance any completed multifamily assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•require us to obtain other sources of debt capital with potentially different terms.

The hospitality market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.

The hospitality business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we may own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

We may invest in leisure properties, and the profitability of such investments may be affected by seasonality, changes in business and leisure travel and other factors that are beyond our control.

We may invest in leisure properties such as ski or other resorts, golf courses and marinas. The profitability of such investments may be negatively affected by, and can change based on, any of the following items: (i) changes in the national, regional and local economic climate, (ii) reduced demand and increased operating costs and other conditions resulting from pandemics, terrorist attacks and/or war, (iii) changes in business and leisure travel patterns, (iv) the attractiveness of such resorts or areas to consumers and competition from comparable resorts and areas and (v) unionization.

Additionally, certain expenses associated with owning and operating leisure properties are fixed and do not necessarily decrease when circumstances such as marketing factors and competition cause a reduction in income from the properties. Cost reductions may be difficult to achieve if operating levels continue to decline. Regardless of these efforts to reduce costs, the expenses of leisure investments may be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation. We may be unable to offset these increased expenses. Operating expenses may also be increased by, among other factors, new or amended collective bargaining agreements. Any efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of the leisure investments’ businesses and the value of their properties.

Any student-housing properties will be subject to seasonality.

Student-housing properties are typically leased during leasing seasons, and any student-housing properties will therefore be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, any student-housing properties will generally be on short-term leases, exposing us to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

Prior to the commencement of each new lease period, we intend to prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we will generally not recognize lease revenue during this period referred to as “turn” as we will have no leases in place. In addition, during turn, we will incur expenses preparing our units for occupancy, which we will recognize immediately. This lease turn period results in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Any student housing properties will also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

Our retail tenants will face competition from numerous retail channels and will be subject to the overall health of the economy.

Retailers leasing our properties will face continued competition from shopping via the internet, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators and television shopping networks. Additionally, a number of retail leases, in addition to or in lieu of base rent, may include a provision for percentage rent that is dependent upon the amount of a tenant’s sales. Rental income attributable to leases with percentage rent provisions may decrease as competition increases and may decrease in a general economic downturn that adversely affects tenant sales. Furthermore, to the extent that an epidemic, such as COVID-19, results in a “shelter-in-place” order or similar restriction on travel or business operations, the revenues and values of retail properties may decrease. Such competition and economic conditions could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Leases with retail tenants may restrict us from re-leasing space.

Many leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We may acquire retail properties. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

We may invest in office properties, and the value of any such investment may change based on the diversification of the tenant base, location of the property and other factors.

A number of factors may affect the value of office properties, including, among other things, diversification of the tenant base, the location, appearance, amenities and other physical attributes of the properties, and competition from other office properties. Office properties generally require their owners to expend significant amounts for general capital improvements, tenant improvements and costs of reletting space. In addition, office properties that are not equipped to accommodate the needs of modern businesses may become functionally obsolete and thus non-competitive, or may require substantial capital investment to upgrade facilities in order to be competitive. Office properties may also be adversely affected if there is an economic decline in the businesses operated by their tenants. The risks of such an adverse effect are increased if the property revenue is dependent on a single tenant or if there is a significant concentration of tenants in a particular business or industry.

We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.

Our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area.

Any self-storage investments will be subject to risks from fluctuating demand and competition in the self-storage industry.

Any self-storage investments will be subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.

We may invest in commercial properties subject to net leases, which could subject us to losses.

We may invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain commercial properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms, and thus there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may make investments in or related to properties used in the gaming industry, which may make an investment in our shares more speculative and expose you to a greater risk of loss.

The gaming industry is highly regulated, dynamic and subject to rapid change. In some instances, existing casinos or gaming operators propose and support legislation or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations or competition will have on our investments related to gaming enterprises. Moreover, state, tribal and federal legislatures often consider wide-ranging legislation and regulations, which could adversely affect the operations and expected revenues of our investments. State and tribal regulatory authorities have broad powers with respect to the licensing of casino or gaming operations and may revoke, suspend, condition or limit an operator’s gaming license, impose substantial fines and take other actions, any one of which could have a significant adverse effect on the operations and financial condition of a gaming operation leasing one of our properties. Investments in properties leased to Native American gaming operators pose additional legal and regulatory uncertainties, including our ability to enforce our rights and remedies against Native American tribes.

We may be exposed to the risks of investing in industrial properties.

Although owners of industrial properties are not generally required to expend substantial amounts for general capital improvements, tenant improvements or reletting costs, various other factors may affect the returns from this type of property in addition to the risks generally applicable to real estate, including, among other things, the design and adaptability of the property and the degree to which it is generally functional for industrial purposes, the proximity to highways and other means for the transportation of goods, the number and diversity of tenants among businesses or industries and the cost of converting a previously adapted space to general use. An industrial property may be more likely to have one or only a few tenants, which increases the risk that a decline in their operations or their particular business or industry segments may adversely affect the returns from the property. Additionally, a property designed for a particular use or function may be difficult to relet to another tenant or may become functionally obsolete compared to other properties. Particular uses of industrial properties may increase their risk of environmental problems. In addition, because of unique construction requirements of many industrial properties, many vacant industrial property spaces may not be easily converted to other uses. Thus, if the operations of any industrial property become unprofitable, the liquidation value of that industrial property may be substantially less than would be the case if the industrial property were readily adaptable to other uses.

We may invest in the data and communications real estate sector, which may expose us to losses associated with that industry.

Companies in the data and communications real estate sector may be affected by unique supply and demand factors that do not apply to other real estate sectors, such as changes in demand for communications developments, consolidation of tower sites, consolidation of major tenants, new technologies that may affect demand for communications towers and changes in demand for wireless infrastructure and wireless connectivity. This exposure could make an investment in our shares more speculative and expose you to a greater risk of loss.

We may invest in parking facilities, exposing your investment to the risks associated therewith.

We may invest in parking facilities. The profitability of parking lots and garages may be affected by many factors, including the following: (i) the number of rentable parking spaces and rates charged; (ii) the location of the lot or garage and its proximity to places where large numbers of people work, shop or live; (iii) the amount of alternative parking spaces in the area; (iv) the availability of mass transit; and (v) the perceptions of the safety, convenience and services of the lot or garage. Changes in zoning requirements or regulations may also affect the operations or profitability of parking facility investments. Additionally, any investment in parking facilities may also be generally subject to the risks associated with the businesses that are in close proximity to such parking facility (e.g., office parking facilities may be subject to some of the risks associated with investments in office properties), which could impact the profitability of such investments.

We may be exposed to the risks of investing in senior housing.

We may invest in senior housing. Revenues from senior housing facilities are primarily driven by occupancy and private pay rates. A weakened economy may have an adverse effect on the residents of these properties. If the operations’ cash flows are materially adversely impacted by economic conditions, these properties’ revenues and operations may be adversely affected. Additionally, senior housing facilities may be subject to a reduced availability of labor and increased employee costs and are subject to operational hazards and health-related risks, each of which may be exacerbated by the persistence of COVID-19 or the outbreak of other new pandemics. Finally, government reimbursement has, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. This could have a negative impact on the industry and impact the value of senior housing properties. Senior housing properties are generally subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards and may require licenses, registrations or certificates of need to operate. Failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may adversely affect the profitability of these facilities and the value of our investment in them.

We may invest in properties where revenues are dependent on funding from government programs.

We may invest in residential (business) properties where revenues are fully or partially dependent on funding from government programs, including Section 8 of the Housing Act of 1937, as amended, and Medicare or Medicaid reimbursements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio.” Given this reliance, the performance of such properties is susceptible to risks associated with governmental programs and funding generally, including changing political support for different kinds of programs, temporary cessations in funding due to delays in legislative or bureaucratic processes, and ongoing governmental audits or inspections.

We may make investments outside of the U.S., which may increase your risk of loss on account of exchange rate fluctuations, legal and other factors.

We may make investments outside the U.S. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our investments may be subject to nationalization and confiscation without fair compensation. Investing in real estate related securities outside the U.S. involves additional risks including the following: (i) currency exchange rate fluctuations and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (iii) differences between U.S. and foreign securities and real estate markets, including potentially higher price volatility and relative illiquidity of some markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change and the possibility of expropriation or confiscatory taxation and other adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) less developed corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and investor protections; (viii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations and potential restrictions on investment and repatriation of capital; (ix) political hostility to investments by foreign or private equity investors; and (x) less publicly available information.

We may invest in gas stations, and the value of any such investments will be adversely affected by changes in the availability of alternative fuel sources, trends in travel and other factors.

We may invest in gas stations and the profitability of any such investment may be impacted by a number of factors, including the availability of alternative fuel sources, increased adoption of electric and hybrid vehicles, trends in travel (e.g., decreased vehicular travel due to a pandemic) and changes in legislation. Further, environmental changes and climate-change initiatives could negatively impact the value of any gas station investments. Additionally, any investment in gas stations will be subject to the risks impacting the gasoline industry generally, including fluctuation of fuel prices and supply chain disruption.

General Risks Related to Investments in Real Estate Related Securities

Investments in real estate debt are subject to risks including various credit risks and early redemption features, which may materially adversely affect our results of operations and financial condition.

The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possibility that the debt will be uncollectible on account of applicable bankruptcy or similar laws affecting the enforcement of creditors’ rights, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions, which could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated, or reinvesting in a new obligation at a lower return to us.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, real estate values generally and other factors that are beyond the control of our Adviser. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.

Our Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the global financial crisis of 2007-2008, which has resulted in a modification to certain loan structures and market terms. These changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV of our shares.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s then-current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

Although it is generally anticipated that our investments in real estate related securities will focus primarily on non-distressed real estate (based on our belief that there is a high likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt instruments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that our Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions, which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

Under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that our Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of commercial mortgage-backed securities (“CMBS”), “mezzanine” loans, junior mortgage loans or mortgage loan participations, that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including CMBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to investments in direct real estate.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates increase with respect to the pool or tranche of commercial real estate loans in which we invest, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right, other than customary recourse carveouts, to assets beyond collateral attached to the commercial mortgage loan.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk-retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time may include assets or properties owned directly or indirectly by one or more Other Sculptor Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default.”

Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted-average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk-retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks beyond the control of our Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool, such as single-asset, single-borrower CMBS. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of our Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

There are certain risks associated with the insolvency of obligations backing CMBS and other investments.

The real estate loans backing CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency

There are certain risks associated with CMBS interest shortfalls.

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

We may acquire CMBS affiliated with Sculptor.

We may acquire CMBS where the mortgages underlying the CMBS were issued or acquired by a Sculptor affiliate or the properties underlying the mortgages in the CMBS are owned by a Sculptor affiliate or the CMBS is serviced, structured or distributed by a Sculptor affiliate. Since certain of our executives are also executives of Sculptor, the same personnel may determine the price and terms for the investments for both us and these entities, and there can be no assurance our conflict-of-

interest policies will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party. Additionally, we may also invest from time to time in collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) and other similarly structured securities (see CDO risk factor section below.)

Our Adviser may aggregate purchases or sales with Other Sculptor Accounts.

Our Adviser may aggregate purchases or sales of investments for us with Other Sculptor Accounts. It could be impossible, as determined by our Adviser and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. Further, such aggregate purchases may result in us receiving a lower allocation of an investment than we would otherwise receive if we were the sole purchaser.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected, which could adversely affect our results of operation and financial condition. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without our Adviser’s consent.

We may depend on the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to address issues or concerns with the underlying loans promptly. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. Although servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests, may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Our investments in residential mortgage-backed securities (“RMBS”), which may include government mortgage pass-through securities and non-agency RMBS, will be subject to default and other risks, which may adversely affect our results of operations and financial condition.

Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the U.S., but the issuing agency or instrumentality has the right to borrow to meet its obligations from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. For CLOs, the cash flows from the trust are split into two or more portions, called tranches. CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities, and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments, (ii) the quality of the collateral may decline in value or default, (iii) the possibility that we may invest in CDOs that are subordinate to other classes and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed- or variable-rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in real estate related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate related securities. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may invest in high-yield debt, which is subject to more risk than higher-rated securities.

Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by our Adviser to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher-quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment-grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly, and we may have greater difficulty selling our portfolio securities. We will be more dependent on our Adviser’s research and analysis when investing in high-yield securities.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We will face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, like mortgage loans, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature.

We may invest in equity securities of real estate owners, which is subordinate to any indebtedness of such owners.

We may invest from time to time in non-controlling preferred equity positions, common equity and other equity securities issued by real estate companies. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in equity securities issued by real estate companies will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate related equity securities generally invest in real estate or real estate related securities and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses. When we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk and availability of financing their loan portfolios. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We may invest in derivatives, which involve numerous risks.

We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

The ability to successfully use derivative investments depends on the ability of our Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, our Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

We may make open market purchases or invest in traded securities.

We have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Sculptor may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit entering into hedging transactions that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which increases our financial risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our corporate governance guidelines, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and, if we have a class of securities registered under the Exchange Act, we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is approximately 55% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash, but excluding debt on our securities portfolio. See Item 1 “Business—Borrowing Policies.” We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than would be the case if our properties were owned with a smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee. A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties exposes us to greater market risks and higher current expenses.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” or “bad boy” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. Financing arrangements with respect to our investments will generally require “bad boy” guarantees from us and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. Although our Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock. There can be no assurances that we will be able to borrow under or maintain our lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks, commercial banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect stockholder returns.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

We may enter into loans with cross-collateralization provisions, which would heighten the risk of a default on any particular loan and increase the risk of a loss in the value of your investment in us.

We may enter into loans with cross-collateralization provisions that provide that a default under any obligation of a certain dollar threshold or more by us constitutes a default under the loan. If any of our future investments are foreclosed upon due to a default, our ability to pay distributions may be limited, which would have an adverse effect on your investment in us.

Risks Related to our Relationship with our Adviser

We depend on our Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, our Adviser in the acquisition and management of our investments, and our corporate operations. Our Adviser may suffer adverse financial or operational problems in connection with Sculptor’s business and activities unrelated to us and over which we have no control. Should our Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

The termination or replacement of our Adviser could trigger a repayment event under a mortgage loan for a property, a credit agreement governing a line of credit and repurchase agreements.

Lenders may request provisions in mortgage loan documentation that would make the termination or replacement of our Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of our Adviser could also trigger repayment of outstanding amounts under credit agreements that may govern lines of credit that we may obtain or under repurchase agreements that we may enter into. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

Our Adviser’s inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our Adviser, each of whom would be difficult to replace. There is increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the us or our Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with our Adviser, our operating results could suffer. We do not maintain key person life insurance on any person. Our future success depends, in large part, upon our Adviser’s ability to attract and retain highly skilled managerial, operational, investment and marketing professionals. If our Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

We do not own the Sculptor name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Sculptor. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement (“Trademark License Agreement”) with Sculptor (the “Licensor”), pursuant to which it will grant us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Sculptor Diversified Real Estate Income Trust, Inc.” and the SCULPTOR trademark. The Trademark License Agreement grants us the right to use the SCULPTOR trademark for a term that automatically renews upon appointment of our Adviser (or another affiliate of the Licensor) as our advisor (or another advisory entity), as long as our Adviser remains an affiliate of the Licensor. In the event our Adviser ceases to be an affiliate of the Licensor, the Licensor may immediately terminate the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice, provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates will retain the right to continue using the SCULPTOR trademark. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the SCULPTOR trademark to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Sculptor or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Our Relationship with the Founding Investor

The Founding Investor is not required to vote its shares neutrally in all circumstances. Until we raise substantial proceeds to dilute the Founding Investor’s voting power, which may never occur, in those circumstances where the Founding Investor is not required to vote neutrally, the Founding Investor is likely to control the outcome of any stockholder vote.

As of the date of this Annual Report on Form 10-K, the Founding Investor owns substantially all of our shares. The Founding Investor has agreed to vote those shares in a neutral manner, i.e., in the same proportion as other votes cast on a matter, in most circumstances. However, there are some circumstances in which there are no restrictions on how the Founding Investor may vote its shares. See Item 11 “Description of Registrants Securities to be Registered—Common Stock—Issuance of Class F Shares to OPERF” in our Form 10. In those circumstances, to the extent the Founding Investor’s interests differ from yours, the outcome of a stockholder vote may be less likely to be as you desire, which increases the risks of your investment. For example, our charter enables holders of 10% of our common stock to make a proposal for our dissolution to be voted on at our next annual meeting if we have not raised another $300 million (in addition to the $150 million raised from the Founding Investor) by December 31, 2024. In that circumstance, if the Founding Investor desires our dissolution, we would likely have to dissolve even if we do not believe it to be in our best interest. In addition, if we fail to raise another $150 million in equity by March 22, 2025, the Founding Investor will no longer be required to vote any of its shares in neutral manner on any matter.

Risks Related to Conflicts of Interest

We pay our Adviser and its affiliates fees, which could lead to conflicts of interest.

Our Adviser and its affiliates receive substantial fees from us, which fees were not negotiated at arm’s length. These fees could influence our Adviser’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•the continuation, renewal or enforcement of our agreements with our Adviser and its affiliates, including the advisory agreement between us the and Adviser (the “Advisory Agreement”);
•equity offerings by us, including using our securities to acquire portfolios or other companies, which would entitle our Adviser to additional asset management fees, which are based on our aggregate NAV irrespective of stockholder returns;
•the recommendation of higher-yielding but riskier investments, which may be encouraged by the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share;
•recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the independent valuation advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the advisory fees we pay our Adviser and the Special Limited Partner’s performance participation interest are based on our NAV;
•share repurchases, which have the effect of reducing asset management fees payable to our Adviser;
•asset sales, which have the effect of reducing asset management fees if the proceeds are distributed to our stockholders rather than reinvested; and
•whether we engage affiliates of our Adviser for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us.

These conflicts of interest may not be resolved in our favor.

Our Adviser and its affiliates have interests in other programs or accounts managed by Sculptor, which gives rise to conflicts of interest.

Our Adviser and its affiliates sponsor or manage other programs, such as private investment funds and publicly traded investment vehicles as well as managed accounts. All of our executive officers and our affiliated directors are also officers, directors, managers, key professionals or holders of direct or indirect interests in (i) our Adviser, (ii) other affiliated investment advisers that are the managers of other programs or managed accounts, or (iii) other Sculptor-managed or -sponsored investment vehicles. Our Adviser and its affiliates have legal and financial obligations with respect to other programs or accounts managed or sponsored by them. In the future, our Adviser and its affiliates are expected to sponsor and manage other programs.

Conflicts of interest may arise between us and the current and future programs advised or sponsored by our Adviser and its affiliates, including with respect to:
•the allocation of investment opportunities among programs and accounts managed by our Adviser and its affiliates (see “—Certain Other Sculptor Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities” below);
•the allocation of personnel and time among programs and accounts managed or sponsored by our Adviser and its affiliates;
•the acquisition of assets from, or the sale of assets to, other Sculptor-managed programs and accounts; and
•competition from other Sculptor-managed programs or accounts when leasing a property or selling an asset or hiring service providers.

These conflicts of interest could result in decisions that are less favorable to us than they otherwise would be.

Certain Other Sculptor Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities.

We rely on our Adviser to present investment opportunities to us. Our Adviser and its affiliates also manage other programs that invest in real estate and real estate related securities. Our Adviser is not contractually obligated to present any particular opportunities to us and may present them to other programs and managed accounts it advises. On the other hand, affiliates of our Adviser are contractually obligated to present certain opportunities to other managed programs or accounts before they are presented to us, and our Adviser or its affiliates may enter into similar arrangements with other programs it manages in the future. Moreover, these other managed programs may have investors that are affiliated with Sculptor. As a result, we will not participate in every investment opportunity that falls within our investment objectives.

With respect to Other Sculptor Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Sculptor Accounts in accordance with Sculptor’s policies and procedures on a basis that our Adviser and its affiliates believe to be fair and equitable over time in their sole discretion, which may be subject to one or more of the following considerations: (i) any applicable investment objectives or focus of ours and such Other Sculptor Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Sculptor Accounts, (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) maintaining structuring and financing flexibility, (v) legal, tax, accounting and regulatory considerations, (vi) any other requirements or considerations set forth in the governing documents of any Other Sculptor Account and (vii) other considerations deemed relevant by our Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our ability to avoid registration as an investment company under the Investment Company Act).

Despite these conflicts and priority arrangements, we generally expect our Adviser to offer real estate investment opportunities to Other Sculptor Accounts when those opportunities involve either debt or equity investments that (i) have an opportunistic or value-add risk profile (e.g., may involve acquiring, developing or lending on vacant or partially vacant properties or repositioning assets in whole or in part from one use to another) or (ii) have a shorter-term investment horizon consistent with the finite-life nature of the other real estate programs managed by our Adviser. On the other hand, subject to our Adviser’s contractual obligations and other investment considerations set forth above, we generally expect our Adviser to offer us the opportunity to invest in “stabilized” assets with a longer-term holding period consistent with our program’s perpetual life. However, there will likely be exceptions to these general expectations, and Other Sculptor Accounts may be offered “stabilized” and longer-term investments before we are.

Our Adviser could also consider other factors when making allocation decisions among programs, such as a program’s portfolio composition, objectives, guidelines, restrictions (including those imposed by law or regulation), strategy, capacity and liquidity. Our Adviser has adopted investment allocation policies and procedures in order to guide its allocation decisions. These policies and procedures may be amended without our input and without notice to us. There can be no assurance that any conflicts arising out of our Adviser’s allocation of investment opportunities will be resolved in our favor.

Our Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which our Adviser is ultimately responsible for determining.

Our Adviser is paid a management fee for its services based on our NAV. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). Although third-party appraisals will be utilized in the calculation of our NAV, such appraisals will be based in part on information and estimates provided by our Adviser. Other components of our NAV will also be based on the subjective judgments of personnel of our Adviser. Therefore, there is a risk that conflicts of interest could influence the fees payable to our Adviser and the distributions payable to the Special Limited Partner.

Sculptor and its employees and affiliates may invest for their own accounts.

Sculptor and its employees and affiliates may engage in investment activities for their personal accounts, which may involve the purchase and sale of securities that are the same as, but in different concentrations or effectuated at different times and prices than, those purchased or sold by us. However, since entering into new or augmented positions of most publicly traded equity and debt securities (and options, futures and derivatives thereon) is generally prohibited under Sculptor’s Code of Ethics, the aforementioned activities would generally only occur when there is a sale of a security that was either entered into prior to an employee’s start date or previously pre-approved prior to the date when the policy that effected the prohibition was implemented. In addition, they may also involve the purchase and sale of securities that are different from those purchased by the us. Additionally, Sculptor’s principals, employees and other affiliates may engage in limited investment activities, which may from time to time involve passive investments in companies or funds that may have dealings with Sculptor.

Sculptor may come into possession of information that may restrict our trading ability and that may not be provided to us.

Sculptor is a global institutional asset management firm that manages multiple investment strategies for many different accounts. As part of its investment advisory activities, Sculptor and its affiliates sometimes come into possession of material non-public or price-sensitive information regarding other issuers, including both public and private companies, information that it will be prohibited from using for our benefit. This may occur, for example, if Sculptor obtains material, non-public information or enters into a nondisclosure agreement if it is contemplating a transaction in furtherance of certain investment strategies. Sculptor may therefore be precluded from effecting transactions in issuers for our account as a result of the receipt of confidential or material, non-public information in furtherance of strategies on behalf of other accounts.

Certain of our investment interests may conflict with the interests of Other Sculptor Accounts and vice versa.

Our Adviser and its affiliates employ a wide range of investment strategies for us and the Other Sculptor Accounts. In specific instances, these strategies include buying and selling different securities and instruments within an issuer’s capital structure for different programs or accounts or pursuant to different strategies pursued by a single program or account. In pursuing these investment strategies, a program or an account may acquire an instrument that is senior or junior in the capital structure of an issuer relative to an instrument that may be acquired by us. These investment decisions may be made by the same team of investment professionals for the same or different programs or accounts depending upon the investment strategy employed. Under normal circumstances, investments in instruments that have different rankings of seniority in an issuer’s capital structure do not raise conflicts of interest. However, in other circumstances, such as when an issuer defaults on its debt or seeks protection from creditors in bankruptcy or reorganizations, a conflict of interest can arise as action taken to protect the interest of one set of holders (such as senior bank debt holders or preferred stockholders) can be at the potential detriment of other holders of the same issuer’s securities or instruments (such as unsecured debt holders or common stockholders). When different programs or accounts own securities and instruments of the same issuer in different ranks of seniority, action taken for the benefit of one account or program can favor that account or program at the expense of other accounts or programs.

Additionally, certain investments made by one account or program may indirectly benefit positions held by another program. For example, one program may hold a position in the equity of an issuer and another account may participate in a syndicated loan offering, the proceeds of which are applied to finance a third party’s acquisition of all or a portion of the issuer’s outstanding equity (including any portion owned by other accounts). Further, in certain instances, proceeds of an investment in an issuer made by one account may be applied by the issuer (or an affiliate thereof) to make interest payments or distributions in respect of securities held by another account. For example, an account may participate in an offering of securities by a subsidiary or affiliate of an issuer in which another account holds a position. The proceeds of the offering, or a portion thereof, may be distributed directly or indirectly to the parent company (or other affiliate) in which another account owns a position, and the parent company (or other affiliate) may use these proceeds to make payments or distributions to its debt and/or equity investors, including other accounts.

Investors should expect that in employing various strategies for programs with differing investment objectives, our Adviser and its affiliates will make investment decisions that result in some programs owning senior positions and other programs owning junior positions or certain investments of some programs impacting positions of other programs indirectly. These investments may give rise to conflicts of interest, which may not be resolved in our favor.

The financial or other benefits received by our Adviser from us may be less than such benefits received by our Adviser from Other Sculptor Accounts.

A conflict of interest arises where the financial or other benefits available to our Adviser or its affiliates differ among the programs and accounts that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest and/or our Adviser’s or its affiliates’ compensation differs among programs and accounts (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Adviser or its affiliates might be motivated to help certain programs or accounts over others. Similarly, the desire to maintain assets under management or to enhance our Adviser’s performance record or to derive other rewards, financial or otherwise, could influence our Adviser or its affiliates in affording preferential treatment to those programs or accounts that could most significantly benefit our Adviser or its affiliates. Our Adviser may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs or accounts. Additionally, our Adviser or its affiliates might be motivated to favor programs or accounts in which it has an ownership interest or in which Sculptor or its affiliates have ownership interests. If an investment professional at our Adviser or its affiliates does not personally hold an investment in us but holds investments in other Sculptor-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

The fees we pay in connection with this offering and the agreements entered into with our Adviser and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Adviser and the Special Limited Partner for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Sculptor and its affiliates, including our Adviser and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, and any property-related corporate services and other agreements we may enter into with affiliates of our Adviser from time to time.

Our Adviser’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce our Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay our Adviser a management fee regardless of the performance of our portfolio. We are required to pay our Adviser a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. Our Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, our Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV.

The existence of the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for our Adviser to recommend riskier or more speculative investments or to recommend us to use more leverage than it otherwise would. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Special Limited Partner may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Sculptor will consider client and other relationships and the reputation of Sculptor in managing us.

Sculptor has long-term relationships with many significant participants in the real estate and related financial markets, including lenders and government agencies. Sculptor also has longstanding relationships with, and regularly provides financing, investment banking and other services to, a significant number of corporations, private equity sponsors and other owners of real estate and real estate related securities and their respective senior managers, shareholders and partners. Some of these parties may directly or indirectly compete with us for investment opportunities. Sculptor also has relationships with investors (including institutional investors and their senior management) that may invest in other investment funds or real estate assets. Sculptor considers these relationships in its management of us. In this regard, there may be certain investment opportunities or certain investment strategies that Sculptor does not undertake on our behalf in view of these relationships or refers to clients instead of referring to us. Sculptor’s advice and actions, with respect to any of its clients or proprietary accounts, may differ from the advice given, or may involve a different timing or nature of action taken, than with respect to us. Because of different objectives or other factors, a particular investment may be bought or sold by our Adviser, Sculptor or its investment funds, clients or the employees of Sculptor at a time when another one of these persons or entities is selling or purchasing such investment. Further, because of the importance of Sculptor’s reputation, our Adviser may or may not take certain actions in order to protect or preserve such reputation. Sculptor’s consideration of these and other related factors give rise to various conflicts of interest, which may not be resolved in our favor.

We may sell or purchase assets to or from our Adviser and its affiliates, and the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party.

We may sell or purchase assets to or from our Adviser and its affiliates. Although, pursuant to our corporate governance guidelines, such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction, there is still a risk that the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party. This risk is heightened on account of our directors’ reliance, at least in part, on our Adviser and its affiliates for information regarding the proposed and alternative transactions. The possibility of such related-party transactions makes an investment in our shares more speculative than it otherwise would be.

Our Adviser will engage consultants, advisors and service providers on our behalf.

Our Adviser and entities affiliated with our Adviser will provide certain accounting, administrative and other services to us, and will charge expenses to us for the provision of such services by their internal staff that will be in addition to the management fee payable by us to our Adviser. Please see See Item 7, “Certain Relationships and Related Transactions-The Advisory Agreement-Management Fee, Performance Participation and Expense Reimbursements.” in our Form 10 for further details.

Individual consultants or advisors (some of whom may be former employees of Sculptor) may be engaged by our Adviser on our behalf to provide consulting or advisory services to us. These consultants or advisors may not work exclusively for our Adviser or us. Compensation paid to these consultants or advisors for consulting/advisory services is generally borne by us, is not offset against the management paid to our Adviser and may include an annual fee and a discretionary performance-related bonus.

Our Adviser, on behalf of us and our investments, expects to engage service providers (including attorneys and consultants), some of which may also provide services to Sculptor and other programs or accounts managed by other parts of Sculptor. In addition, certain service providers to our Adviser, us and our investments may also be affiliates of Sculptor. These service providers may have business, financial, or other relationships with Sculptor or its employees, which may influence our Adviser’s selection of these service providers for us or our investments.

Sculptor personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

Our Adviser and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Sculptor personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist other programs and accounts, including other programs and accounts to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Sculptor and Sculptor personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsor’s personnel share in the fees and performance-based compensation generated by other programs and accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.

Our Adviser may have interests in recommending that we invest alongside Other Sculptor Accounts and such interests could cause us to make acquisitions that we otherwise would not make.

Our Adviser and its affiliates may become aware of investment opportunities that are too big for us or any Other Sculptor Account to take on individually but which we and Other Sculptor Accounts could acquire collectively. Our Adviser may have incentives to recommend that we invest in such an opportunity even if it would not be in our best interest in order that the Other Sculptor Accounts not miss out on the opportunity and in order that our Adviser and its affiliates not miss out on the opportunity for higher fee income. The existence of Other Sculptor Accounts and the possibility of investments alongside them, therefore, increases the risk that we may participate in an acquisition that is not in our best interest.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that provides, subject to certain exceptions, that none of Sculptor or its affiliates, our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless offered to a person expressly and solely in his or her capacity as one of our directors or officers. As a result, our potential investment opportunities may be reduced.

Sculptor will receive various kinds of information and data from us, which it may use without benefit to us.

Sculptor will receive or obtain various kinds of data and information from us, Other Sculptor Accounts and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Sculptor may enter into arrangements regarding information sharing and use with us, Other Sculptor Accounts, portfolio entities, related parties and service providers which will give Sculptor access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although Sculptor believes that these activities improve Sculptor’s investment management activities on our behalf and on behalf of Other Sculptor Accounts, information obtained from us also provides material benefits to Sculptor or Other Sculptor Accounts without compensation or other benefit accruing to us or our stockholders.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, Sculptor will generally be free to use data and information from our activities to assist in the pursuit of Sculptor’s various other activities, including to trade for the benefit of Sculptor or an Other Sculptor Account.

The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by Sculptor or its personnel (including fees, costs and expenses) will not offset our Adviser’s management fee or otherwise be shared with investors. As a result, our Adviser has an incentive to pursue investments that generate data and information that can be utilized in a manner that benefits Sculptor or Other Sculptor Accounts.

We may be subject to potential conflicts of interest as a consequence of family relationships that Sculptor employees have with other real estate professionals.

Certain personnel and other professionals of Sculptor may have family members or relatives that are actively involved in industries and sectors in which we invest or may have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described herein) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets that are actual or potential investments of ours or our other counterparties and properties. Moreover, in certain instances, we may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions.

Other potential or actual conflicts of interest may arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Sculptor has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Sculptor, our Adviser and the affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. There can be no assurance that our board of directors or our Adviser will identify or resolve all conflicts of interest in a manner that is favorable to us.

We may be subject to additional potential conflicts of interest arising from Sculptor’s parent company.

Sculptor Capital Management, Inc., our sponsor, is wholly owned by Rithm Capital Corp. (“RITM”), a publicly traded company listed on the New York Stock Exchange. RITM has significant economic and business interests and objectives that are different than or conflict with those of the Company and its stockholders. Moreover, RITM has and may in the future make seed or other investments in newly formed or existing funds, accounts or clients managed by the Adviser or Sculptor. Accordingly, the interests of shareholders of RITM are sometimes not aligned with the interests of the Company and its stockholders. In situations where these interests are not aligned, the Adviser may face a conflict of interest when it acts or fails to act. RITM may have direct relationships with counterparties that have relationships with the Adviser and the Company—certain of these counterparties may provide underwriting, consulting, administration and financing services to RITM and to the Adviser and the Company. Certain counterparties have in the past, and may in the future, underwrite and analyze RITM’s shares.

Further, RITM currently has and in the future may form or acquire other entities that advise third party accounts with investment programs that are similar to, or which overlap to some extent with, the interests of the Company and its stockholders. RITM and its affiliates have no obligation to consider the interests of the Company or its stockholders in making decisions on behalf of its own proprietary capital or any accounts that it may manage. In addition, it is possible that the Company or the portfolio investments or other entities in which they invest may own properties or businesses in the same market as properties or businesses owned by entities in which RITM or accounts advised by other RITM affiliates invest and may compete with such parties for tenants and customers.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (i.e., a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes)), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic "C" corporations owned 25% or more directly or indirectly by foreign persons ("foreign-owned domestic corporations") and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective for transactions occurring on or after the date they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning on or after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Distributions” and “—Repurchases of our Common Stock.”

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

Investments outside the U.S. may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the U.S. or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. Under the Tax Cuts and Jobs Act, through 2025, and subject to certain limitations and holding-period requirements, taxpayers that are individuals, trusts or estates may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

We may not be able to recoup the costs associated with increased property taxes, which would adversely affect our performance and the value of your investment in us.

We may be responsible for paying real property taxes applicable to properties owned by us. The property taxes may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We may be unable to recoup such increased costs, which could have a material adverse effect on our operations and the value of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Sculptor, our sponsor and an affiliate of the Adviser. Sculptor’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Sculptor’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Sculptor has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Sculptor’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Sculptor prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Adviser or Sculptor. Sculptor’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Adviser or Sculptor, is integrated into Sculptor’s risk management program. In addition, Sculptor periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

Sculptor’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness training, including for all of the employees of Sculptor. Sculptor undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Sculptor’s and our critical third-party vendors and other partners. Sculptor also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Adviser or Sculptor, Sculptor has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Sculptor, including coordinating with the relevant members of our Adviser. The incident response plan includes notification to the applicable members of cybersecurity leadership, and, as appropriate, escalation to the full Sculptor risk management team and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee of our board of directors and to our full board of directors, if appropriate.

Oversight of Cybersecurity Risks

Our board of directors and audit committee have primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Sculptor cybersecurity team periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters. Such reporting includes updates on Sculptor’s cybersecurity program as it impacts us, the external threat environment, and Sculptor’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Sculptor’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Material Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material information security breach incident and the expenses we have incurred from information security incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors-Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.”

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio” and Schedule III, Real Estate and Accumulated Depreciation.

Principal Executive Offices
Our principal executive and administrative offices are located in leased space at 9 West 57th Street, 40th Floor, New York, New York 10019. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our shares of common stock, and we do not expect a public trading market to develop. The Company has not agreed to register under the Securities Act for sale by stockholders any securities of the Company.

Offering of Common Stock

Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in our private offering. Class F and Class FF shares were available for issuance through January 1, 2024, and existing investors in such classes may continue to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025. Class E shares are only expected to be held by Sculptor, its personnel and affiliates. All shares will be sold at the then-current transaction price for the applicable class of shares, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions, as disclosed below. The share classes have different upfront selling commissions and different class-specific expenses, such as management fees, distribution fees, performance participation allocations and organization and offering expenses. Other than these differences, each class of common stock is subject to the same economic and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.As of March 29, 2024 there were 7 holders of record of our Class F common stock, 115 holders of record of our Class FF common stock, 1 holder of record of our Class E common stock, and 11 holders of record of our Class AA common stock.

The following table shows the upfront selling commissions payable at the time an investor subscribes for shares.

Maximum Upfront Selling Commissions as a % of Transaction Price
Class A shares	up to 2.0%
Class AA shares	up to 2.0%
Class D shares	up to 1.5%
Class F shares	up to 2.0%
Class FF shares	up to 2.0%
Class I shares	None
Class S shares	up to 3.5%

Effective October 1, 2023, the following table shows the distribution fees we pay selected dealers on an annualized basis as a percentage of our NAV for such class. The distribution fees will be paid monthly in arrears.

Annual Distribution Fee as a % of NAV
Class A shares	None
Class AA shares	0.50%
Class D shares	0.25%
Class F shares	None
Class FF shares	0.50%
Class I shares	None
Class S shares	0.85%

The following table presents our monthly NAV per share for each of our outstanding classes of shares from December 31, 2022 through December 31, 2023:

	Class F Shares	Class FF Shares	Class E Shares(1)
December 31, 2022	$10.0000	$—	$—
January 31, 2023	10.0389	—	—
February 28, 2023	10.0860	—	—
March 31, 2023	10.3888	10.3888	—
April 30, 2023	10.4369	10.4369	—
May 31, 2023	10.4836	10.4313	—
June 30, 2023	10.4756	10.4282	—
July 31, 2023	10.7655	10.7169	—
August 31, 2023	10.7340	10.5690	—
September 30, 2023	10.6835	10.5739	—
October 31, 2023	10.8011	10.6895	10.7731
November 30, 2023	10.8862	10.7704	10.8567
December 31, 2023	10.7725	10.6512	10.6612
__________________________________________________
(1) Class E shares were issued to Sculptor Advisors LLC as payment for accrued management fees beginning December 1, 2023. Shares issued on December 31, 2023 were based on the NAV per share as of October 31, 2023.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF and Class E common shares, which was reduced by the noncontrolling interest in CapGrow and the Operating Partnership.

We will calculate NAV per share for each share class monthly. Our NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities and real estate businesses, such as CapGrow), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner, and will also include the deduction of management fees and certain organization and offering expenses (which are class-specific expenses) and any distribution fees applicable to such class of shares. Please refer to Item 9. “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Net Asset Value Calculation and Valuation Guidelines” in our Form 10 for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of December 31, 2023 (amounts in thousands, except per share/unit data):

Components of NAV	December 31, 2023
Investments in real estate (including goodwill)	$535,700
Cash and cash equivalents	16,696
Restricted cash	6,406
Receivables	439
Other assets	3,321
Mortgages and other loans payable, net	(258,662)
Accounts payable and other liabilities	(5,173)
Distributions payable	(1,370)
Management fee payable	(199)
Due to related party	(427)
Accrued performance participation allocation	(1,566)
Noncontrolling interest in the consolidated subsidiaries	(58,122)
Noncontrolling interest in the Operating Partnership	(2)
Net Asset Value	$237,041
Number of outstanding shares/units	22,071,854
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares(1)	Total
NAV	$172,992	$63,310	$739	$237,041
Number of outstanding shares/ units	16,058,619	5,943,910	69,325	22,071,854
NAV Per Share/Unit	$10.7725	$10.6512	$10.6612	$10.7395
(1) Class E shares were issued to Sculptor Advisors LLC as payment for accrued management fees beginning December 1, 2023.
The following table details the weighted-average discount rate and capitalization rate by property type, which are the key assumptions from the valuations as of December 31, 2023:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.5%	7.0%
Student Housing	11.0%	6.3%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at December 31, 2023:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate (weighted average)	0.25% decrease	1.3%	1.1%
Discount Rate (weighted average)	0.25% increase	(1.3)%	(1.1)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.8%	4.8%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(4.8)%

The following table details the contracted weighted average fixed rate mortgage rates on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of December 31, 2023:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate mortgages (weighted average)	4.45%	6.50%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow. Examples of changes in market mortgage interest rates, assuming no other changes to our December 31, 2023 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.60%	0.40%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.60)%	(0.40)%

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV (amounts in thousands):

December 31, 2023
Shareholders’ equity	$201,015
Adjustments:
Accrued organization and offering costs	3,397
Accumulated depreciation and amortization under GAAP	14,731
Straight-line rent receivable	(888)
Unrealized net real estate appreciation	18,503
Accrued distribution fee	245
Unvested dividends reinvestment	38
NAV	$237,041
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

•Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage loans, and revolving credit facility (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

•Accrued distribution fees represent the accrual for the cost of the distribution fees for Class FF. Under GAAP, we accrued the full cost of the distribution fees payable over the life of each share as an offering cost at the time we sold Class FF shares. For purposes of calculating NAV, we recognize the distribution fees as a reduction of NAV on a monthly basis when such fees are paid.

•We accrue dividends on unvested restricted stock in accordance with GAAP. For purposes of calculating our NAV, we exclude these accrued unvested dividends until the vesting period associated to the underlying restricted stock expires.
Distributions
Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. Distributions are made on all classes of our common stock at the same time. We normally expect that the accrual of ongoing fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares.

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0633 per share for the month ended December 31, 2023. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, and/or certain other applicable class-specific fees. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum.

The following table details the total net distributions for each of our share class from inception through record date December 31, 2023:

Record Date	Class F Shares	Class FF Shares	Class E Shares
March 31, 2023	$0.0588	$—	$—
April 30, 2023	0.0588	—	—
May 31, 2023	0.0609	0.0609	—
June 30, 2023	0.0611	0.0611	—
July 31, 2023	0.0611	0.0611	—
August 31, 2023	0.0628	0.0628	—
September 30, 2023	0.0625	0.0625	—
October 31, 2023	0.0622	0.0577	—
November 30, 2023	0.0628	0.0584	—
December 31, 2023	0.0633	0.0587	0.0633
Total	$0.6143	$0.4832	$0.0633
For the year ended December 31, 2023, we declared distributions in the amount of $11.3 million. The following table outlines the tax character of our distributions paid in 2023 as a percentage of total distributions. The distribution declared on December 31, 2023 was paid in January 2024 and is excluded from the analysis below as it will be a 2024 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%

The following table details our distributions declared for the period ended December 31, 2023 (amounts in thousands):

	Period from January 4, 2023 through December 31, 2023
	Amount	Percentage
Distributions
Payable in cash	$10,187	90%
Reinvested in shares	1,106	10%
Total distributions	$11,293	100%

Sources of Distributions
Cash flows from operating activities	$11,293	100%
Offering proceeds	—	—%
Total Sources of distributions	$11,293	100%

Cash flows from operating activities	$13,768
Funds from operations(1)	$7,895
Adjusted funds from operations(1)	$9,062
___________________________________________________
(1)     See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to the below for reconciliations of these amounts to GAAP net loss attributable to SDREIT shareholders and for considerations on how to review these metrics.

Subsequent to December 31, 2023, we paid approximately $3.4 million of distributions in cash using cash flows from operations and approximately $0.7 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution

Funds from operations (“FFO”) is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We believe FFO is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance.

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation, even if repurchased by us, (viii) amortization of restricted stock awards, (ix) non-cash interest expense on affiliate line of credit paid in shares or Operating Partnership units, even if subsequently repurchased by us, (x) organizational costs, (xi) amortization of deferred financing costs, (xii) shareholder servicing fees paid during the period, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or Operating Partnership units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) distribution fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.

FFO, AFFO, and FAD should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the period from January 4, 2023 through December 31, 2023 (amounts in thousands):

Successor
Period from January 4, 2023 through December 31, 2023
Net income (loss) attributable to SDREIT shareholders	$(7,392)
Adjustments to arrive at FFO:
Depreciation and amortization	18,276
Impairment on investments in real estate	3,998
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(6,987)
FFO attributable to SDREIT shareholders	7,895
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(884)
Amortization of below-market lease intangibles	(5,037)
Amortization of discount on mortgage and other loans payable	275
Amortization of deferred financing fees - property level	32
Amortization of restricted stock awards	540
Organizational costs and transaction costs	2,450
Non-cash performance participation allocation	1,566
Unrealized loss from changes in the fair value of financial instruments	798
Amount attributable to non-controlling interests for above adjustments	1,427
AFFO attributable to SDREIT shareholders	9,062
Management fee	946
Stockholder distribution fees	(48)
FAD attributable to SDREIT shareholders	$9,960

Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9, “Related Party Transactions,” to our consolidated financial statements in this Annual Report on Form 10-K, the Company may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. For the year ended December 31, 2023, the Adviser elected to receive its management fees in Class E shares. In December 2023, we issued 97,763 unregistered Class E shares to the Adviser in satisfaction of the accrued management fees through October 2023. Subsequent to December 31, 2023, we issued 18,543 unregistered Class E shares to the Adviser in satisfaction of the accrued management fees as of December 31, 2023. Additionally, as described in Note 9, “Related Party Transactions,” to our consolidated financial statements in this Annual Report on Form 10-K, the Special Limited Partner holds a performance participation interest in the Operating Partnership and may take its performance allocations in cash or Class E units at the election of the Special Limited Partner. On January 1, 2024, the Company issued $1.6 million Class E units to the Special Limited Partner as payment for the accrued performance allocation.

As of March 29, 2024, the Company had issued 16,091,888 shares of Class F common stock, 6,115,489 shares of Class FF common stock and 220,392 shares of Class AA common stock, including dividend reinvestment shares, for an aggregate price of approximately $230.4 million (including aggregate sales load fees of $0.7 million). The offer, sale, and issuance of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder."

Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The total amount of aggregate repurchases of shares of our common stock will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”). In the event that we repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. Repurchases and pro rata treatment, if necessary, will first be applied within the class-specific allocated capacity and then applied on an aggregate basis to the extent there is remaining capacity. For purposes of calculating the 2% and 5% limits, the repurchase price will be deemed to be the price before any Early Repurchase Deduction.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, and suspensions of the share repurchase plan will be promptly disclosed to stockholders via their financial representatives. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Our board of directors must affirmatively authorize the recommencement of the plan if it is suspended before stockholder requests will be considered again.

During the year ended December 31, 2023, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.

ITEM 6. RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Sculptor Diversified Real Estate Income Trust,” “SDREIT,” the “Company,” “we,” “us,” or “our” refer to Sculptor Diversified Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “Risk Factors” in this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Sculptor Diversified Real Estate Income Trust invests primarily in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invests in real estate related securities. The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP (“Operating Partnership”), and we own substantially all of our assets through the Operating Partnership. We are externally managed by Sculptor Advisors LLC, an affiliate of Sculptor.

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

Our board of directors has at all times oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement, the Company has delegated to Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”) the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of December 31, 2023, we have received net proceeds of $161.4 million and $61.9 million from the sale of our Class F, Class FF shares, respectively. Additionally, $0.7 million of Class E common shares were also issued as a payment of management fees incurred. We have contributed the net proceeds to the Operating Partnership in exchange for a corresponding number of Class F, Class FF and Class E units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis. To the extent we are able to raise significant equity proceeds, our dependence on CapGrow (as defined below) and its largest tenants will decrease. See “Investment Portfolio – Real Estate Investments” below.

As of December 31, 2023, the Company owns (a) a 79.81% controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow

Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See “Real Estate” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including ongoing conflicts between Russia and Ukraine and Israel and Hamas and the US 2024 elections). Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, we are fortunate that CapGrow had previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 80% of our total debt obligations. Also, we were able to secure a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $10.1 million as of December 31, 2023. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.1 million during the year ended December 31, 2023. See “Liquidity and Capital Resources--Capital Resources” below. In general, higher interest expenses will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

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

2023 Highlights

Operating Results
•We declared monthly distributions totaling $11.3 million for the year ended December 31, 2023. During the year ended December 31, 2023, our investments in CapGrow and University Courtyard produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E
Annualized Distribution Rate(1)	6.98%	6.54%	7.05%
Year-to-Date Total Return, without upfront selling commissions(2)	14.07%	7.29%	(0.45)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2) (3)	11.80%	5.17%	(0.45)%
Inception-to-Date Total Return, without upfront selling commissions(2)	14.11%	7.29%	(0.45)%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2) (3)	11.82%	5.17%	(0.45)%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the December distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.

(2)	The annualized distribution rate is calculated as the December distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(3)	There were no selling commissions charged in respect of the Class F shares.
Investments
•In January 2023, we acquired a 61.64% controlling indirect equity interest in CapGrow for an enterprise value of approximately $455 million. In July and October 2023, we acquired additional equity interests in CapGrow for an aggregate purchase price of $43 million, thereby increasing our indirect equity interests to 79.64%.
◦We acquired 36 vacant homes at an aggregate purchase price of $19.6 million during the year ended December 31, 2023, which were leased to tenants following their acquisition.
◦We sold 33 homes for aggregate net proceeds of $10 million during the year ended December 31, 2023.
•In October 2023, we, together with a third party, closed on the acquisition of University Courtyard for a purchase price of $59.3 million, inclusive of closing costs.

Capital and Financing Activity

•In March 2023, the Company launched a private offering (“Offering”). Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in the Offering. Class F and FF shares were available for issuance through January 1, 2024, and existing investors in such classes may continue to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025.
•During the year ended December 31, 2023, we raised an aggregate of $74.6 million of proceeds from the sale of our common shares, including proceeds from our dividend reinvestment plan, and did not receive any repurchase requests for our common shares.
•CapGrow incurred additional borrowings of $17.7 million to partly fund CapGrow’s asset acquisitions and paid down approximately $32.9 million of CapGrow’s revolving credit facility during the year ended December 31, 2023.
•In August 2023, CapGrow closed on a $32.2 million 10-year fixed rate senior financing which is secured by 163 properties owned by CapGrow.
•CapGrow repaid $11.9 million of its mortgage loans as part of its scheduled debt service payments and as a result of asset sales during the year ended December 31, 2023.
•In connection with the acquisition of University Courtyard, University Courtyard obtained a 10-year senior mortgage amounting to $20.8 million and financing proceeds of $23.2 million from a failed sale and leaseback transaction.

Subsequent Event Highlights
•Subsequent to December 31, 2023, we raised an aggregate net proceeds of $4.2 million from the sale of our Class F, Class FF and Class AA shares, including the shares issued under the dividend reinvestment plan, and did not receive any repurchase requests for our common shares. Additionally, $0.3 million of our Class E common shares were issued as a payment of management fees incurred. Approximately $1.6 million of Class E OP units were issued for the Performance Incentive Fees.
•In February 2024, CapGrow acquired 5% of a non-controlling equity interests in a joint venture formed with affiliates of the Company and an entity formed by the executive officer of CapGrow. The Company funded $1.7 million of equity in exchange for approximately 3.99% of effective interests in this unconsolidated joint venture.

Investment Portfolio
Summary of Portfolio
The following table provides a summary of our portfolio as of December 31, 2023:

Property Type	Number of Properties (1)	Sq. Feet / Units / Beds / Homes	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	n/a	1,059 units	99%	$15,427	$475,000	$37,503	97%
Student Housing	1	792 beds	97%	$1,692	60,700	1,340	3%
Total	1				$535,700	$38,843	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of December 31, 2023. For student housing, occupancy is defined as the percentage of occupied beds as of December 31, 2023.
(3)    Average effective annual base rent represents the base rent for the year ended December 31, 2023 per leased unit, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of December 31, 2023.
(5)     Year ended December 31, 2023, except for Student housing which represents the period of October 27, 2023 acquisition to December 31, 2023.
(6) Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the U.S. with a total of 2.4 million square feet.
Real Estate Investments
The following table provides additional information regarding our portfolio of real estate as of December 31, 2023:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)
Business:
CapGrow(3)	n/a	Various	January, July and October 2023	79.81%	$465,000	1,059 units	99%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds	97%
Total	1				$523,000

______________________________________________

(1)    Ownership interest as December 31, 2023. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our consolidated balance sheets.
(2)     The occupancy rate is defined as the number of leased units/homes divided by the total units/homes as of December 31, 2023. For student housing, occupancy is defined as the percentage of occupied beds as of December 31, 2023.
(3)    As of December 31, 2023, the Company owned a 79.81% effective equity interest in CapGrow. The Company has the right to buy the remaining interests in CapGrow Holdings Member LLC (“CapGrow Member”) from Sculptor RE Holdings XVII LLC (“Seller”) by January 3, 2025 at a price (i) for the first 12 months following the initial sale to the Company, that is based on a 6.5% capitalization rate on net operating income excluding corporate general and administrative expenses (“pre-corporate G&A NOI”) calculated at the time of the subsequent purchase; and (ii) for the second year following the initial sale to the Company, that is equal to a 6.0% capitalization rate on pre-corporate G&A NOI calculated at the time of purchase. As the managing member of CapGrow Member, the Company has near absolute control over CapGrow, including the ability at all times on or after the initial sale to the Company to force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow itself. However, if the Company has not exercised its option to acquire a 100% ownership interest in CapGrow Member within 24 months of the initial sale to the Company (i.e., by January 3, 2025), then Seller can also force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow. The Company’s affiliate transaction committee, which is comprised solely of the Company’s independent directors, approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2023 (amounts and square feet data in thousands). The table below excludes our student housing property as substantially all of its leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024	121	$3,613	12%	252	11%
2025	130	3,003	10%	245	10%
2026	161	4,433	14%	396	17%
2027	493	12,691	40%	986	41%
2028	69	2,920	9%	167	7%
2029	14	417	1%	33	1%
2030	23	745	2%	79	3%
2031	12	846	3%	67	3%
2032	11	2,164	7%	124	5%
2033	3	90	—%	8	—%
Thereafter	9	491	2%	36	2%
Total	1,046	$31,413	100%	2,393	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of December 31, 2023 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of December 31, 2023. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 38 different care providers, there are four that each represent more than 5% of CapGrow’s annual rent, and collectively, the leases on the properties with these tenants contribute over 70% of the Company’s rental income for the year ended December 31, 2023. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 511 of CapGrow’s properties and its leases represent approximately 49% of the Company’s rental income for the year ended December 31, 2023, and 40% of the Company's total assets as of December 31, 2023, and there are no cross-default provisions among these leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 421 of CapGrow’s properties, which represents approximately 41% of the Company’s rental income for the year ended December 31, 2023 and 33% of the Company’s total assets as of December 31, 2023. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to Sevita’s business such that its subsidiaries could not honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation,1 several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market and overall higher property operating expenses, (ii) higher interest expenses, (iii) increases in real estate taxes to offset state and local government revenue shortfalls, (iv) increased insurance expenses in high risk markets and for high property replacement costs, and (v) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints.

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

Results of Operations
Since the Company had no significant assets or operations prior to January 4, 2023, the Company has concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the consolidated financial statements and certain note presentations, as follows:

•for the period from January 4, 2023 through December 31, 2023 (the “2023 Successor Period”),
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Period”),
•year ended December 31, 2022 (the “2022 Predecessor Period”).

The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result of the foregoing, the consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

The Predecessor consolidated financial statements as of December 31, 2022 and for the period from January 1 through January 3, 2023 should be read in conjunction with the audited Predecessor consolidated financial statements.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 (1)
The following table sets forth information regarding the consolidated results of operations for the 2023 Successor Period, the 2023 Predecessor Period, and the 2022 Predecessor Period, respectively (amounts in thousands):

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022	2023 vs. 2022(4)
Revenues
Rental revenue	$37,623	$323	$28,765	$8,858
Other revenue	1,220	—	1,193	27
Total revenues	38,843	323	29,958	8,885

Expenses
Property operating expenses	1,189	29	866	323
Management fees(2)	946	—	—	946
Performance participation allocation(2)	1,566	—	—	1,566
General and administrative	6,877	—	2,742	4,135
Organizational and transaction costs	2,450	—	—	2,450
Depreciation and amortization	18,276	—	8,533	9,743
Total expenses	31,304	29	12,141	19,163

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022	2023 vs. 2022(4)
Operating income	7,539	294	17,817	(10,278)

Other income (expense):
Interest expense, net	(10,371)	(114)	(9,615)	(756)
Impairment of investments in real estate	(3,998)	—	—	(3,998)
Unrealized gain (loss) on derivative instruments	(798)	—	—	(798)
Gain on sale of real estate	—	—	2,422	(2,422)
Total other income (expense)	(15,167)	(114)	(7,193)	(7,974)
Net income (loss)	$(7,628)	$180	$10,624	$(18,252)
Net income attributable to non-controlling interest in the consolidated subsidiary	236
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(7,392)
Net loss per common share - basic and diluted(3)	$(0.41)
Weighted-average common shares outstanding - basic and diluted	17,814,156

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

Rental Revenue

Rental revenue from property operations increased by $8.9 million from $28.8 million during the 2022 Predecessor Period to $37.6 million during the 2023 Successor Period, which was primarily due to CapGrow’s asset acquisitions with in-place leases ($2.2 million), straight-lining of rent following the business combination of CapGrow ($0.5 million), net amortization of below- and above-market lease intangibles ($5.0 million) and the incremental rental revenue derived from the acquisition of University Courtyard in October 2023 ($1.2 million).

During the 2022 Predecessor Period, the total number of properties increased from 949 properties as of December 31, 2021 to 1,056 properties as of December 31, 2022, of which 1,032 properties were leased to tenants. As of December 31, 2023, the total number of properties owned and leased were 1,059 properties and 1,046 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,301 and $2,259 during the 2023 Successor Period and 2022 Predecessor Period, respectively.

Other Revenue

Other revenue from property operations remained at $1.2 million during the 2022 Predecessor Period and 2023 Successor Period. The increase in other revenue amounting to $0.1 million was attributable to the acquisition of University Courtyard in October 2023, which was partially offset by the decrease in termination income at CapGrow.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million from $2.7 million during the 2022 Predecessor Period to $6.9 million for the 2023 Successor Period, which was primarily due to increases in professional fees, payroll, director fees, and amortization of share-based compensation. Increase in professional fees was attributable to accrual for annual audit, tax preparation, valuation, transfer agent and fund administrative services. Payroll increased due to staff hiring. The increase in directors’ fee is due to the election of new independent directors in February 2023 and the commencement of their service thereafter. The increase in share-based compensation is attributable to the amortization of one-time grant and equity retainers that were granted in March and April 2023, respectively.

Organization and Transaction Costs

Organization and transaction costs amounted to $2.5 million during the 2023 Successor Period were pertaining to the $1.6 million incremental costs associated with the Company’s organization and offering activities and $0.9 million of costs related to the acquisition of CapGrow which was accounted for under the business combination with the Company.

Property Operating Expenses

Property operating expenses during the 2023 Successor Period increased primarily due the acquisition of University Courtyard in October 2023, which contributed property operating expenses amounting to $0.5 million, partially offset by lower repairs and real estate taxes ($0.1 million) at CapGrow as a result of fewer vacant units held.

Management Fees

Management fees were $0.9 million during the 2023 Successor Period, which we began accruing upon the acquisition of CapGrow. There were no management fees during the 2022 Predecessor Period.

Performance Participation Allocation

Performance participation allocation was $1.6 million during the 2023 Successor Period, which was calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceeded the hurdle rate, entitling the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Depreciation and Amortization

Depreciation and amortization expenses increased by $9.7 million from $8.5 million during the 2022 Predecessor Period to $18.3 million for the 2023 Successor Period, which was due to the higher depreciable cost basis as a result of a step up in basis in connection with the business combination of the Company and CapGrow and its subsequent asset acquisitions. Additionally, the increase in depreciation and amortization expense was attributable to the acquisition of University Courtyard in October 2023, which recorded a depreciation and amortization expense amounting to $1.7 million during the 2023 Successor Period.

Interest Expense, net

Interest expense, net increased by $0.8 million from $9.6 million during the 2022 Predecessor Period to $10.4 million for the 2023 Successor Period, which was due to the increased borrowings from our revolving credit facility which was primarily used to finance CapGrow’s asset acquisitions and financing used to acquire University Courtyard, partially offset by the interest income earned from our money market funds ($0.9 million).

Impairment of Investments in Real Estate

Impairment of investments in real estate was $4.0 million for the 2023 Successor Period due to the write-down of five impaired vacant assets and 34 held for sale assets, 33 of which were sold during the 2023 Successor Period. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of the normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

Gain on Sale of Real Estate

Gain on sale of real estate was $2.4 million during the 2022 Predecessor Period and was due to 33 assets that were sold in 2022.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $16.7 million of immediate liquidity as of December 31, 2023, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Our cash needs for acquisitions and other capital investments are expected to be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Capital Resources

As of December 31, 2023, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of December 31, 2023 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.37%	March 2031	n/a	$234,460
Revolving credit facility(3)	8.86%	February 2024	$50,000	10,139
Financing obligations(4)				23,200
Discount and deferred financing costs, net				(3,610)
Total indebtedness				$264,189
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from May 2024 through February 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the period from January 4, 2023 through December 31, 2023, was 8.86%. The revolving credit facility provides a one-year extension option subject to an extension fee of 0.30% of the total loan commitment. The maturity date was extended to February 2025 as a result of the Company exercising its one-year extension option.

(4)     This financing obligation is related to the sale and leaseback transaction of University Courtyard, which is accounted for as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, the underlying land is still included in the investments in real estate in the consolidated balance sheet as of December 31, 2023 and the proceeds from the sale are accounted for as a financing obligation. The rental payment under the lease will be allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-yeaar lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million

In March 2023, the Company commenced the Offering. Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in our private offering. Class F and Class FF shares were available for issuance through January 1, 2024, and existing investors in such classes may continue to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025.

As of December 31, 2023, we had received net proceeds, including the shares issued under the dividend reinvestment plan, of $73.9 million from selling an aggregate of 1,038,819 Class F common shares and 5,943,910 of Class FF common shares. This is in addition to the $150.2 million raised from the sale of 15,019,800 Class F common shares in private transactions that preceded this Offering. Additionally, 69,325 of Class E common shares were also issued as a payment of management fees incurred.

Cash Flows
Year Ended December 31, 2023 and December 31, 2022 (amounts in thousands):

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Year Ended December 31, 2022	2023 vs. 2022
Cash flows provided by operating activities	$13,768	$16,361	$(2,593)
Cash flows used in investing activities	(202,180)	(45,919)	(156,261)
Cash flows provided by financing activities	61,228	29,255	31,973
Net change in cash and cash equivalents and restricted cash	$(127,184)	$(303)	$(126,881)
Cash flows provided by operating activities decreased by approximately $2.6 million during the 2023 Successor Period primarily due to an increase in corporate expenses partially offset by the increased portfolio cash flow as a result of asset acquisitions.

Cash flows used in investing activities increased by approximately $156.3 million during the 2023 Successor Period primarily due to the Company's acquisition of CapGrow and University Courtyard.

Cash flows provided by financing activities increased by approximately $32.0 million during the 2023 Successor Period primarily due to the proceeds from stock issuances and net proceeds from portfolio level financing partially offset by the acquisition of additional noncontrolling interests in CapGrow and distributions to stockholders.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2023 (amounts in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$263,742	$19,624	$8,237	$30,601	$205,280
Organization and offering costs(2)	3,396	509	1,358	1,358	171
Total	$267,138	$20,133	$9,595	$31,959	$205,451
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Includes $3.4 million of amounts owed to our Adviser as of December 31, 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities" in this Annual Report on Form 10-K for the year ended December 31, 2023 for the Company. Our exposures to market risk have not changed materially since December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm PCAOB ID: 42	89
Consolidated Balance Sheets of the Successor as of December 31, 2023 and of the Predecessor as of December 31, 2022	90
Consolidated Statements of Operations of the Successor for the period from January 4, 2023 through December 31, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Year Ended December 31, 2022	91
Consolidated Statements of Equity of the Successor for the Period from January 4, 2023 through December 31, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Year Ended December 31, 2022	92
Consolidated Statements of Cash Flows of the Successor for the Period from January 4, 2023 through December 31, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Year Ended December 31, 2022	93
Notes to Consolidated Financial Statements	95
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2023	118
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sculptor Diversified Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sculptor Diversified Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in equity and cash flows for the period January 4, 2023 through December 31, 2023 (“the Successor”), and the consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations, changes in equity and cash flows for the period January 1, 2023 through January 3, 2023 and the year ended December 31, 2022 (“the Predecessor”), and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the period January 4, 2023 through December 31, 2023 (Successor) and for the period January 1, 2023 through January 3, 2023 and for the year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 29, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31,	December 31,
	2023	2022
Assets
Investments in real estate, net	$470,783	$289,915
Cash and cash equivalents	16,696	2,417
Restricted cash	6,406	5,071
Deferred rent and other receivables	1,326	2,441
Goodwill	34,458	—
Lease intangible assets, net	44,783	—
Other assets	4,563	2,716
Total assets	$579,015	$302,560

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$230,386	$188,524
Revolving credit facility, net	10,139	30,147
Accounts payable and other liabilities	7,798	5,371
Financing obligation, net	22,951	—
Lease intangible liabilities, net	54,252	—
Due to related parties	5,586	—
Total liabilities	331,112	224,042

Commitments and contingencies

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized, 16,058,619 shares issued and outstanding	161	—
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized, 5,943,910 shares issued and outstanding	58	—
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 69,325 shares issued and outstanding	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	221,253	—
Accumulated deficit and cumulative distributions	(20,458)	—
Members’ equity	—	78,518
Total stockholders’ and members’ equity	201,015	78,518
Non-controlling interests in the consolidated subsidiaries	46,886	—
Non-controlling interests in the Operating Partnership	2	—
Total equity	247,903	78,518
Total liabilities and equity	$579,015	$302,560

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022
Revenues
Rental revenue	$37,623	$323	$28,765
Other revenue	1,220	—	1,193
Total revenues	38,843	323	29,958

Expenses
Property operating expenses	1,189	29	866
Management fees	946	—	—
Performance participation allocation	1,566	—	—
General and administrative	6,877	—	2,742
Organization and transaction costs	2,450	—	—
Depreciation and amortization	18,276	—	8,533
Total expenses	31,304	29	12,141

Operating income	7,539	294	17,817

Other income (expense):
Interest expense, net	(10,371)	(114)	(9,615)
Impairment of investments in real estate	(3,998)	—	—
Unrealized loss on derivative instruments	(798)	—	—
Gain on sale of real estate	—	—	2,422
Total other income (expense)	(15,167)	(114)	(7,193)
Net income (loss)	(7,628)	$180	$10,624
Net income attributable to non-controlling interest in the consolidated subsidiaries	236
Net loss attributable to non-controlling interest in the Operating Partnership	—
Net loss attributable to SDREIT stockholders	$(7,392)
Net loss per common share - basic and diluted	$(0.41)
Weighted-average common shares outstanding - basic and diluted	17,814,156

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share and per share data)

Year Ended December 31, 2022 and for Period from January 1, 2023 through January 3, 2023

	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Additional Paid-in Capital	Members’ Equity	Accumulated deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Predecessor:
Balance at December 31, 2021	—	—	—	—	70,184	—	$70,184	—	—	$70,184
Contributions to members	—	—	—	—	15,908	—	15,908	—	—	15,908
Distributions to members	—	—	—	—	(18,198)	—	(18,198)	—	—	(18,198)
Net income	—	—	—	—	10,624	—	10,624	—	—	10,624
Balance at December 31, 2022	—	—	—	—	78,518	—	$78,518	—	—	$78,518
Net income	—	—	—	—	180	—	180	—	—	180
Balance at January 3, 2023	$—	$—	$—	$—	$78,698	$—	$78,698	$—	$—	$78,698

Period from January 4, 2023 to December 31, 2023
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Additional Paid-in Capital	Members’ Equity	Accumulated deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rollover equity in Company parent	150	—	—	150,048	—	(1,773)	148,425	—	2	148,427
Common stock issued	10	58	1	74,331	—	—	74,400	—	—	74,400
Distribution reinvestment	—	1	—	844	—	—	845	—	—	845
Offering costs	—	—	—	(922)	—	—	(922)	—	—	(922)
Amortization of compensation awards	—	—	—	540	—	—	540	—	—	540
Distributions declared on common stock	—	—	—	—	—	(11,293)	(11,293)	—	—	(11,293)
Contributions from non-controlling interests	—	—	—	—	—	—	—	92,194	—	92,194
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,660)	—	(5,660)
Noncontrolling interest acquired	—	—	—	(3,588)	—	—	(3,588)	(39,412)	—	(43,000)
Net loss	—	—	—	—	—	(7,392)	(7,392)	(236)	—	(7,628)
Balance at December 31, 2023	$160	$59	$1	$221,253	$—	$(20,458)	$201,015	$46,886	$2	$247,903

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(7,628)	$180	$10,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,276	—	8,533
Amortization of discounts and deferred financing costs	307	—	451
Impairment of investments in real estate	3,998	—	—
Loss on sale of real estate	—	—	(2,422)
Straight-line rent adjustment	(888)	—	(324)
Amortization of above- and below-market leases	(5,037)	—	—
Amortization of share-based compensation	540	—	—
Unrealized loss on interest rate cap	798	—	—
Other reconciling items	10	—	5
Changes in operating assets and liabilities:
Deferred rent and other receivables	1,295	559	(66)
Other assets	(550)	(2)	(290)
Accounts payable and other liabilities	674	287	(150)
Due to related parties	1,973	—	—
Net cash provided by operating activities	13,768	1,024	16,361
Cash Flows From Investing Activities:
Acquisition of a business	(132,775)	—	—
Acquisition of real estate	(78,991)	—	(53,918)
Additions to real estate	(256)	—	(339)
Deposit on real estate acquisition	(116)	—	—
Proceeds from sale of real estate	9,958	—	8,338
Net cash used in investing activities	(202,180)	—	(45,919)
Cash Flows from Financing Activities:
Proceeds from mortgages and other loans payable	53,121	—	14,700
Repayments of mortgages and other loans payable	(11,930)	(140)	(6,041)
Borrowings from financing obligation	23,200	—	—
Proceeds from revolving credit facility	12,723	—	23,316
Repayments of revolving credit facility	(32,868)	—	—
Payment of deferred financing costs	(1,374)	—	(430)
Purchase of interest rate cap	(3,290)	—	—
Deferred offering costs	(650)	—	—
Due to related parties	1,863	—	—
Subscriptions received in advance	125	—	—

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022
Contributions from members	—	—	15,908
Distributions to members	—	—	(18,198)
Issuance of common stock	73,654	—	—
Distribution to shareholders	(9,041)	—	—
Acquisition of noncontrolling interest in consolidated subsidiaries	(43,000)	—	—
Contribution by noncontrolling interests in a consolidated subsidiary	4,355	—	—
Distribution to noncontrolling interests in a consolidated subsidiary	(5,660)	—	—
Net cash provided by (used in) financing activities	61,228	(140)	29,255
Net change in cash and cash equivalents and restricted cash	(127,184)	884	(303)
Cash and cash equivalents and restricted cash at beginning of period	150,286	7,488	7,791
Cash and cash equivalents and restricted cash at end of period	$23,102	$8,372	$7,488

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$16,696	$3,049	$2,417
Restricted cash	6,406	5,323	5,071
Total cash and cash equivalents and restricted cash	$23,102	$8,372	$7,488
Supplemental Information:
Interest paid	$10,679	$188	$9,227
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditure payable	$—	$—	$21
Mortgage and other notes payable assumed at acquisition	$190,832	$—	$—
Revolving credit facility assumed at acquisition	$30,284	$—	$—
Dividends unpaid	$1,408	$—	$—
Distribution reinvestment	$844	$—	$—
Contribution by noncontrolling interests in a consolidated subsidiary	$87,839	$—	$—
Transfer to assets held for sale	$837	$—	$1,866
Transfer of mortgages related to assets held for sale	$713	$—	$2,007
Management fee paid in shares	$747	$—	$—
Accrued stockholder distribution fees	$272	$—	$—
Accrued offering costs due to affiliate	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company” or the “Successor”) was formed on February 11, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”), and Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. Substantially all of the Company’s business will be conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

The Company commenced its principal operations upon the acquisition of its first asset. On January 4, 2023, the Operating Partnership acquired a controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors, including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in the Company’s private private offering. Class F and Class FF shares were available for issuance through January 1, 2024, and existing investors in such classes may continue to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025.

On October 27, 2023, the Operating Partnership, together with a third party joint venture partner, closed on the acquisition of University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the consolidated financial statements and certain note presentations, as follows:

•for the period from January 4, 2023 through December 31, 2023 (the “2023 Successor Period”),
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Period”),
•for the period from February 11, 2022 (inception date) through December 31, 2022 (the “2022 Successor Period”), and
•year ended December 31, 2022 (the “2022 Predecessor Period”).

The Company does not have any results of operations for the year ended December 31, 2022. The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result of the foregoing, the consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements of the Predecessor as of that date but does not include all the information and related notes required by accounting principles generally accepted in the U.S. for complete financial statements.

The Predecessor consolidated financial statements as of December 31, 2022, for the periods from January 1 through January 3, 2023 and the year ended December 31, 2022 should be read in conjunction with the audited Predecessor consolidated financial statements for the year ended December 31, 2022.

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method.

The Company considers the Operating Partnership, CapGrow and Denton JV as variable interest entities (“VIE”), in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company continuously reassesses whether it should consolidate a VIE especially where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us, which is generally computed as the other partner’s ownership percentage. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests. The noncontrolling interests in CapGrow JV and Denton JV are entitled to a profit based on meeting certain internal rate of return hurdles. Any profits interest due to the other partner is reported within noncontrolling interests.

The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs.

As of December 31, 2023, the total assets and liabilities of the Company's consolidated VIEs were $579.0 million and $331.1 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes to consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with maturities of three months or less when purchased. The Company may have bank balances in excess of federally insured amounts; however, the Company maintains its cash and cash equivalents with high credit-quality institutions.

Restricted Cash

Restricted cash consists of subscriptions received in advance and escrows held by lenders for property taxes, insurance premiums, ground rent payments, debt service and capital expenditures.

Deferred Leasing Costs

Deferred leasing costs consist primarily of leasing commissions incurred to initiate or renew operating leases. These costs are capitalized as part of other assets in the consolidated balance sheets and amortized on a straight-line basis over the related lease term. Amortization of deferred leasing costs is recorded as part of depreciation and amortization expenses in the consolidated statements of operations. Upon the early termination of a lease, any unamortized deferred leasing costs are charged to expense.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
Deferred Financing Costs

Deferred financing costs, which consist of lender fees, legal, title and other third-party costs related to the issuance of debt, are capitalized and are reported as a deduction from the face amount of the related debt, and are amortized over the term of the related debt agreements using the straight-line method which approximates the effective interest method. Deferred costs under the revolving credit facility are reported as a deduction from the face amount of the related debt. In the event of early redemption, any unamortized costs are charged to operations. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

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

Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed using the straight-line method. The estimated useful life of each building is 30 years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furnitures and fixtures are capitalized and depreciated over useful lives ranging from four to seven years. Depreciation expense amounted to $12.5 million, $0.0 million, and $8.5 million, for the 2023 Successor Period, 2023 Predecessor Period, and 2022 Predecessor Period, respectively.

The Company evaluates its real estate investments for impairment upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value. During the 2023 Successor Period, the Company recorded an impairment loss of $2.8 million related to the assets sold in its Residential (Business) segment. Additionally, during the 2023 Successor Period, the Company recorded an impairment loss of $1.2 million related to properties classified as held for sale and vacant properties where the expected sales proceeds were lower than the carrying value of these properties in its Residential (Business) segment. There were no impairment losses during the 2023 Predecessor Period, or 2022 Predecessor Period.

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of December 31, 2023 and December 31, 2022, assets held for sale, which are included in other assets in the consolidated balance sheets, amounted to

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
$0.8 million and $1.9 million, respectively. As of December 31, 2023 and December 31, 2022, liabilities held for sale, which are included in accounts payable and other liabilities in the consolidated balance sheets, amounted to $0.7 million and $2.0 million, respectively.

Derivative Financial Instruments

We use interest rate caps, a derivative financial instrument, to manage risks from increases in interest rates. We record all derivatives at fair value on our consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our consolidated balance sheets at fair value. We have elected to classify our interest rate derivative instruments as financing activities on our consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Refer to Note 10, “Fair Value Disclosures”, for additional information.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of December 31, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of September 30. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of December 31, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. During the 2023 Successor Period, the Company incurred organization and offerings costs (including legal, accounting, and other expenses attributable to the organization but excluding any upfront selling commissions and distribution fees) amounting to approximately $1.6 million. See Note 9, “Related Party Transactions,” for the related disclosures.

Fair Value Measurements

See Note 10, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has two reportable segments: Residential (Business) and Student Housing. The first, Residential, is associated with the CapGrow portfolio. The CapGrow portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

The second reportable segment, Student Housing, is associated with the Denton JV. The Denton JV owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. Decisions regarding the allocation of resources is made at the property level. See Note 14, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company and Predecessor derive its revenues from residential leases, which are accounted for as operating leases. The majority of its leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay for most, but not all, property expenses in addition to its contractual base rent. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space through the term of their respective leases, which typically have an initial lease term of five to ten years. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

Other revenue includes termination income and late fees. Termination income, which relates to fees paid by tenants to terminate their lease prior to the contractual lease expiration date, are recognized during the period the following conditions are met: (i) the termination agreement is executed, (ii) the termination fee is determinable, and (iii) collectability of the termination fee is assured.

Gain or loss on sale of real estate is recognized when the Company no longer has a controlling financial interest in the real estate, a contract exists with a third party and that third party has control of the assets acquired. Gain on sale of real estate is shown as a separate line item in the consolidated statements of operations.

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

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, ROU asset, which was included in other assets in the consolidated balance sheets of the Successor and Predecessor, was $0.3 million and $0.3 million, respectively. As of December 31, 2023 and December 31, 2022, lease liability, which was included in accounts payable and other liabilities in the consolidated balance sheets, was $0.3 million and $0.3 million, respectively.

The Company See Note 7 “Related Party Transactions,” for the related disclosures.

Share-based Compensation

The Company records all equity-based incentive grants to non-employee members of the Board based on their fair values determined on the date of grant. Stock-based compensation expense, which is included in general and administrative expenses in the consolidated statements of operations, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

Income Taxes

The Company was treated as a corporation for the taxable year ending December 31, 2022. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes beginning with the Company’s taxable year ending December 31, 2023. As a REIT, the Company generally will not be

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
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

The Company may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. The TRSs are subject to taxation at the federal, state and local levels, as applicable. In 2023, Denton JV formed a TRS to perform additional services for tenants and CapGrow JV formed a TRS to own and manage assets held for sale. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

For the tax years ended December 31, 2023 and December 31, 2022, the Company and the Predecessor recorded a net tax expense of $0.1 million and less than $0.1 million, respectively, which is included in the general and administrative expenses in the consolidated statements of operations. The TRSs did not have any material deferred tax assets or liabilities during the tax year ended December 31, 2023.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then in January 2021, the FASB issued ASU No. 2021-01. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2024, which was extended from the original sunset date of December 31, 2022 when the FASB issued ASU No. 2022-06 in December 2022. The guidance may be elected over time as reference rate reform activities occur and once elected, the guidance must be applied prospectively for all eligible contract modifications. The Company adopted this guidance on January 1, 2022 and it did not have any material impact on its consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Land and land improvements	$75,885	$48,922
Building and improvements	406,090	267,924
Furniture, fixtures and equipment	1,197	22
Total real estate properties, at cost	483,172	316,868
Less: accumulated depreciation	(12,389)	(26,953)
Investments in real estate, net	$470,783	$289,915

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
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
On July 5, 2023, the Company acquired additional equity interests in CapGrow for $18 million, thereby increasing its indirect controlling interests in CapGrow to 69.22%. On October 3, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling in CapGrow to 79.64%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $3.6 million, is recognized as an adjustment in additional paid in capital on the consolidated statements of equity.

Pro Forma

The 2023 Successor Period includes the results of operations of CapGrow since its acquisition date, as summarized below. Additionally, the following table provides the pro forma results of operations as of December 31, 2022, assuming CapGrow was acquired on January 1, 2022. The pro forma information may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of January 2022, nor is it necessarily indicative of future operating results.

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Year Ended December 31, 2022
Actual revenues since acquisition	$37,500	$—
Actual net income (loss) since acquisition	$751	$—
Pro forma revenues	$—	$37,043
Pro forma net income attributable to common stockholders	$—	$5,723

Asset Acquisitions

During the 2023 Successor Period, the Company, through CapGrow, acquired 36 vacant homes at an aggregate purchase price of $19.6 million.

During the 2022 Predecessor Period, CapGrow acquired 140 vacant homes at an aggregate purchase price of approximately $53.9 million.

On October 27, 2023, Denton JV, through its wholly owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58.0 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the underlying land to a third party for a gross purchase price of $23.2 million (the “Land Sale”) and (b) a 99-year ground lease agreement (“Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard. See Note 7, “Borrowings”, for the related disclosures surrounding the Ground Lease and Leasehold Interest.

The following table summarizes the purchase price allocation for University Courtyard ($ in thousands):

Year Ended December 31, 2023	Student Housing
Building and improvements	$47,473
Land and land improvements	5,712
In-place lease intangibles	4,940
Furniture, fixtures and equipment	1,192
Total purchase price	$59,317

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
Asset Dispositions

For the 2023 Successor Period, 33 homes were sold for aggregate net proceeds of $9.9 million and impairment losses of $2.8 million was recognized and included in impairment on investments in real estate on the consolidated statements of operations.

During the year ended December 31, 2022, CapGrow sold 33 homes for aggregate net proceeds of $8.3 million and recognized $2.4 million of gain on sale of real estate, which is included in the consolidated statement of operations.

Properties Held-for-Sale and Asset Impairment

As of December 31, 2023, the Company identified one property classified as held for sale and five vacant properties as impaired in its Residential (Business) segment. During the 2023 Successor Period, the Company recorded an impairment loss of $2.8 million related to the assets sold, as discussed above. Additionally, during the 2023 Successor Period, the Company recorded an impairment loss of $1.2 million related to properties classified as held for sale and vacant properties wherein the expected sales proceeds were lower than the carrying value of these properties. There were no impairment losses during the 2023 Predecessor Period, or 2022 Predecessor Period.

4.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of December 31, 2023 consisted of the following (in thousands). There were no intangible assets and liabilities as of December 31, 2022:

	Successor
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(658)	$2,495
In-place lease intangibles	13,701	(2,310)	11,391
Leasing commissions	33,650	(2,753)	30,897
Total intangible assets	$50,504	$(5,721)	$44,783

Intangible liabilities, net:
Below-market lease intangibles	$(58,900)	$4,648	$(54,252)

For the 2023 Successor Period, the Company recognized $5.0 million of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. Amortization of the in-place leases and leasing commissions during the 2023 Successor Period aggregating to $5.7M is included in depreciation and amortization of the statements of operations. The recognition of these items were not applicable to the 2023 Predecessor Period, or 2022 Predecessor Period.

As of December 31, 2023, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 4.6 years, 12.0 years, 13.0 years and 13.7 years, respectively. The

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of December 31, 2023 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2024	$658	$4,570	$2,776	$(4,676)
2025	640	903	2,754	(4,591)
2026	511	794	2,644	(4,462)
2027	343	695	2,526	(4,304)
2028	94	583	2,362	(4,141)
Thereafter	249	3,846	17,835	(32,078)
	$2,495	$11,391	$30,897	$(54,252)

5.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 10, “Fair Value Measurements”, for additional information on the Interest rate cap included in Derivatives assets below.

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Derivatives assets	$2,492	$—
Assets held for sale	837	1,866
Prepaid insurance	390	—
Right of use asset - operating lease	302	282
Deferred costs	102	501
Prepaid ground rent	93	—
Pre-acquisition costs	233	—
Other	114	67
Total	$4,563	$2,716

6.ACCOUNTS PAYABLE ACCRUED EXPENSES AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Tenant security deposits	$2,440	$2,153
Accounts payable	177	73
Accrued expenses	2,156	549
Distribution payable	1,408	—
Liabilities related to assets held for sale	713	2,007
Deferred income	355	295
Lease liability - operating lease	306	294
Subscriptions received in advance	125	—
Due to seller	118	—
Total	$7,798	$5,371

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
7.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022	Fixed Interest Rate	Initial Maturity Date
Mortgage note payable(1)(4)	$5,485	$6,251	5.00%	June 2024
Mortgage note payable(2)(4)	9,356	11,526	5.19%	June 2027
Mortgage note payable(4)	8,987	9,238	3.75%	April 2028
Mortgage note payable(2)(4)	7,589	12,402	5.59%	April 2028
Mortgage note payable(8)	18,427	19,633	4.28%	November 2029
Mortgage note payable(5)	49,087	49,635	3.59%	September 2030
Mortgage note payable(2)(3)	38,573	40,072	3.85%	January 2031
Mortgage note payable(4)	2,024	2,077	4.35%	February 2031
Mortgage note payable(6)	24,982	24,982	4.01%	January 2032
Mortgage note payable(4)	14,266	14,610	4.00%	March 2032
Mortgage note payable(9)	32,241	—	6.60%	September 2033
Mortgage note payable (10)	20,880	—	3.56%	November 2033
Mortgage note payable(4)	1,324	1,566	5.63% to 6.40%	February 2037 through 2039
Notes payable(7)	1,239	1,414	7.00%	various
Total	234,460	193,406
Discounts and deferred financing costs, net	(3,361)	(2,875)
Total mortgages and other loans payable, net	$231,099	$190,531
_______________________________________
(1)    Includes one mortgage loan related to assets held for sale amounting to $0.7 million at December 31, 2023.
(2)    Includes mortgage loans related to assets held for sale amounting to $0.2 million, $1.5 million, and $0.3 million, at December 31, 2022, respectively.
(3)    Interest only payment loan through January 2024, at which time, monthly principal and interest payments will be due through maturity date.
(4)    These loans are subject to monthly principal and interest payments through maturity date.
(5)     Interest only payment loan through September 2023, at which time, monthly principal and interest payments are due through maturity date.
(6)    Interest only payment loan through January 2025, at which time, monthly principal and interest payments will be due through maturity date.
(7)    These loans, which are owed to private parties, bear interest rates of 7%. Monthly principal and interest payments are due through maturity date beginning May 2024 through July 2027.
(8)    Interest only payment loan through November 2022, at which time, monthly principal and interest payments are due through maturity date.
(9)    Interest only payment loan through September 2026, at which time, monthly principal and interest payments are due through maturity date.
(10)    The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage and a $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interest only payments through November 2028, at which time, monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 10, “Fair Value Measurement,” for additional information related to this interest rate cap.

Revolving Credit Facility, Net

In February 2022, the Predecessor entered into a third amended and restated revolving line of credit agreement (the “2022 Credit Facility” or “Credit Facility”) with CIBC Bank USA, which was previously amended in July 2021 (the “2021 Credit Facility”) and was originally entered into by the Predecessor in December 2020. Under the 2022 Credit Facility, the maximum borrowing facility increased from $40.0 million to $50.0 million and the maturity date of the 2021 Credit Facility was extended from February 2022 to February 2024. The maturity date of the 2022 Credit Facility was further extended to February 2025 as a result of the Company exercising its one-year extension option. The 2022 Credit Facility bears interest

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
equal to Term SOFR plus 3.5% per annum. Prior to the amendment of the 2021 Credit Facility, interest was based on LIBOR plus 3% per annum with a 0.25% LIBOR floor. As part of the business combination described in Note 3, “Investments in Real Estate,” the Company assumed the outstanding loan balance of $30.3 million. As of December 31, 2023 and December 31, 2022, the interest rate was 8.86% and 7.82% for the Company and the Predecessor, respectively. As of December 31, 2023 and December 31, 2022, the Credit Facility had a carrying value of $10.1 million and $30.1 million for the Company and the Predecessor, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, we entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years remaining lease term of all of the CapGrow Portfolio, among others. As of December 31, 2023 and December 31, 2022, the Company and the Predecessor were in compliance with all of its loan covenants, respectively.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility as of December 31, 2023 were as follows for the Company:

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2024	$9,485	$10,139	$—	$19,624
December 31, 2025	4,125	—	2	4,127
December 31, 2026	4,107	—	3	4,110
December 31, 2027	12,104	—	5	12,109
December 31, 2028	18,485	—	7	18,492
Thereafter	186,154	—	19,126	205,280
	$234,460	$10,139	$19,143	$263,742

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

8.Stockholders’ and Members’ Equity and Non-controlling Interests in the Operating Partnership and the Consolidated Subsidiaries

Authorized Capital Stock

As of December 31, 2023, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,200,000,000
Preferred Stock	100,000,000	$0.01
	2,300,000,000

Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Year Ended December 31, 2023
	Class F	Class FF	Class E	Total
December 31, 2022	—	—	—	—
Rollover equity in Company parent	15,019,800	—	—	15,019,800
Common stock issued	1,037,760	5,865,262	69,325	6,972,347
Distribution reinvestment	1,059	78,648	—	79,707
December 31, 2023	16,058,619	5,943,910	69,325	22,071,854

Holders of Class F shares purchased before January 1, 2023 are prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares. The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2023.

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

In addition, if not already converted into Class I shares upon a determination that total upfront selling commissions and distribution fees paid with respect to such shares would exceed the applicable Fee Limit, if any, each Class A, Class AA, Class S, Class D, Class E, Class F and Class FF share held in a stockholder’s account (including shares in such account

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
purchased through the distribution reinvestment plan or received as a stock dividend) will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity in which the Company is not the surviving entity or (iii) the sale or other disposition of all or substantially all of the Company’s assets. However, with respect to Class A, Class AA, Class E, Class F and Class FF shares only, such conversion will not occur if immediately after the occurrence of any such event the Company is externally advised with different management fee allocations (which may or may not include different performance allocations) for holders of Class I shares on the one hand and holders of Class A, Class AA, Class E, Class F or Class FF shares on the other hand.

Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock. Immediately before any liquidation, dissolution or winding up, or any distribution of the assets of the Company pursuant to a plan of liquidation, dissolution or winding up, Class A, Class AA, Class S, Class D, Class E, Class F and Class FF shares will automatically convert to Class I shares at the conversion rate applicable to each share class. Following such conversion, the aggregate assets of the Company available for distribution to holders of the shares, or the proceeds therefrom, shall be distributed to each holder of Class I shares, ratably with each other holder of Class I shares, which will include all converted Class A, Class AA, Class S, Class D, Class E, Class F and Class FF shares, in such proportion as the number of outstanding Class I shares held by such holder bears to the total number of outstanding Class I shares then outstanding.

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

On October 1, 2023, Class A, Class AA, Class D, Class I, and Class S shares became available for issuance by the Company. These classes have different class-specific fees and expenses allocated to them, different minimum investment amounts, and different eligibility requirements for purchase.

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. Repurchases under the Repurchase Plan began in July 2023.

The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s board of directors may modify, suspend or terminate the Repurchase Plan. As of December 31, 2023 there were no shares repurchased under the Repurchase Plan.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders beginning January 1, 2023 and each year thereafter to comply with the REIT provisions of the Code.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, and/or certain other class-specific fees, as applicable.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2023
	Class F	Class FF	Class E
Aggregate gross distributions declared per share of common stock	$0.6143	$0.4967	$0.0633
Distribution fee per share of common stock	—	(0.0135)	—
Net distributions declared per share of common stock	$0.6143	$0.4832	$0.0633

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

During the year ended December 31, 2023, the Company issued 1,059 Class F Shares and 78,648 Class FF shares under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an initial one-time grant of Class F restricted shares of common stock valued at $100,000 (“Initial Grant”), annual compensation consisting of a number of restricted shares (“Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (“Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’ common stock. Prior to September 3, 2023, any grant of restricted stock was based on the then-current per share transaction price of the Class F shares at the time of grant. Thereafter, any grant of restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Subject to the approval of the Board, the Company expects to issue Class E shares to non-employee directors in exchange for Class F shares previously issued to them under an Initial Grant or subsequent grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these Class F restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

In March 2023, the Company granted approximately $0.6 million or approximately 62,410 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest between February 2024 and April 2024. As of December 31, 2023, 437,590 shares of common stock remain available for issuance under the Compensation Plan. Total compensation cost recognized was $0.5 million during the year ended December 31, 2023. The Company adopted the policy of accounting for forfeitures as they occur. As of to date, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Members’ Equity (Predecessor)

Within CapGrow, the members’ obligations and rights relating to contributions, distributions, and allocation of income and loss, among others, were governed by CapGrow’s limited liability company agreement, as further amended from time to time (“CapGrow Agreement”). As of December 31, 2022, CapGrow’s members did not have any outstanding capital commitments. Distributions of available cash are distributed to the members of CapGrow based on their respective membership interests until certain internal rate of return thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the CapGrow Agreement. Income or losses are allocated to the members in amounts that result in ending capital account balances reflecting the amounts that would be distributed to them assuming CapGrow was liquidated at book value at the end of the reporting period.

9.Related Party Transactions

Due to a Related Party

The components of due to related parties of the Company are as follows (in thousands):

Successor
December 31, 2023
Advanced organization costs	$3,396
Accrued performance participation allocation	1,566
Due to Adviser	377
Accrued management fee	199
Due to affiliate	48
Total	$5,586

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 0.75% of the aggregate NAV of Class A Common Shares and Class AA Common Shares and 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or OP units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the 2023 Successor Period, the Company incurred management fee amounting to $0.9 million, of which $0.7 million were paid in Class E Shares. As of December 31, 2023, the Company owed management fees amounting to $0.2 million.

Performance Participation

The Special Limited Partner holds a performance participation interest in the Operating Partnership, which has three components: a performance participation interest with respect to the Class D units, Class I units and Class S units (the “Performance Allocation”); a performance allocation with respect to the Class A units and Class AA units (the “Class A Performance Allocation”); and a performance allocation with respect to the Class F units and Class FF units (the “Class F Performance Allocation”). The Performance Allocation entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up; the Class A Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class A Total Return, subject to a 7% Class A Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; and the Class F Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 6.25% of the Class F Total Return, subject to a 7% Class F Hurdle Amount and a High-Water Mark, with a 50% Catch-Up (as each of those terms is defined in the amended and restated limited partnership agreement of the Operating Partnership). Distributions of the Performance Allocation, Class A Performance Allocation and Class F Performance Allocation are payable in cash or Class E Units at the election of the Special Limited Partner.

During the 2023 Successor Period, the Company accrued a performance allocation amounting to $1.6 million. The Company issued Class E units in January 2024 as payment for this performance allocation.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of December 31, 2023, the Company owed the Adviser $0.4 million for expenses paid on its behalf.

The Company will reimburse organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Commencing four fiscal quarters after we acquired CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of December 31, 2023, the Company owed offering and organization costs of $3.4 million.

Employment Agreement

At acquisition, CapGrow renewed the employment agreement with its executive officer, whose primary responsibility is to manage the day-to-day business and affairs of CapGrow, as directed by the Company. The employment agreement, which expires in January 2028, provides a minimum salary amount and a performance-based bonus. The total compensation costs were included in payroll costs on the consolidated statements of operations.

Property Management Agreement

University Courtyard is managed by the Company’s joint venture partner and its affiliate. They provide management, leasing, construction supervision and asset management services. University Courtyard pays (i) a property and asset management fee equal to 4.5% of the effective gross income and (ii) a construction management fee equal to 5% of the hard and soft costs. Additionally, University Courtyard reimburses any expenses incurred on its behalf by the manager.

During the 2023 Successor Period, the total property and asset management fees, which were included in property operating expenses in the consolidated statements of operations, were less than $0.1 million. As of December 31, 2023, due to affiliates amounted to $48 thousand.

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

Valuation of Financial Instruments Measured at Fair Value

From time to time, the Company may use derivative instruments, such as interest rate swaps or caps to manage or hedge interest rate risk. The Company may hedge its exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on its existing debt. The Company does not anticipate designating any of its derivative financial instruments as hedges. As such, derivatives that are not hedges are adjusted to fair value through earnings. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The valuation of these derivatives utilize Level 2 inputs.

As of December 31, 2023, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the consolidated balance sheets. During the 2023 Successor Period, the Company recorded an unrealized loss on derivative instrument amounting to $0.8 million, which is included in unrealized loss on derivative instrument in our consolidated statements of operations. There were no derivative instruments as of December 31, 2022.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the notional amount and other information related to this instrument as of December 31, 2023:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$2,492
						$2,492

Valuation of Assets Measured at Fair Value on a Nonrecurring Basis

When performing a business combination or asset acquisition, the Company is required to measure assets and liabilities at fair value as of the acquisition date consistent with ASC 805. The fair value of each property is determined primarily based on unobservable data inputs, which utilized market knowledge obtained from historical transactions and published market data. Typically, the Company allocates 15% of the purchase price to land. Any above- and below market lease intangibles are derived (using a discount rate which reflects the risks associated with the lease acquired) based on the difference between contractual rent and market rent, measured over a period equal to the remaining term of each of the leases, including the renewal options for below market leases. In estimating in-place leases and deferred commissions, the Company uses estimates of its carry costs during hypothetical expected lease-up periods and costs to execute similar leases, which include estimates of lost rental at market rates as well as leasing commissions. Debt is valued by a third-party appraiser, utilizing the discounted cash flow and inputs such as discount rate, prepayment speeds, general economic and industry trends. All of these inputs are classified as Level 3 inputs.

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

During the 2023 Successor Period, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain vacant properties where leases were terminated and the expected sales proceeds were lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts or list price less estimated costs to sell, which is considered a Level 3 input. Refer to Note 3 for additional disclosure relating to asset impairment.

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets as of December 31, 2023:

	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$234,460	$225,323
Revolving credit facility	10,139	10,139
Financing obligation, net	23,200	23,200
	$267,799	$258,662

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

12.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through November 2034. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential (business) and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of December 31, 2023 and December 31, 2022, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” lease approximately 511 of CapGrow Portfolio properties (representing 40% and 53% of total assets, respectively), and these leases have various expiration dates extending through March 2032.

There are no cross-default provisions among the Sevita leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 421 of CapGrow’s properties, which represents approximately 41% and 43% of the total rental income for the 2023 Successor Period and 2022 Predecessor Period, respectively (representing 33% and 46%, respectively, of total assets as of December 31, 2023 and December 31, 2022, respectively). As of December 31, 2023, there are four tenants that each represent more than 5% of CapGrow’s rental income, and collectively, the leases on the properties with these tenants represent over 70% of the Company’s rental income for the year ended December 31, 2023. While this represents a significant concentration risk with regard to CapGrow’s revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

As of December 31, 2023, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2024	$34,068
December 31, 2025	27,216
December 31, 2026	23,764
December 31, 2027	16,899
December 31, 2028	6,514
Thereafter	15,700
$124,161

The components of lease income from operating leases for the 2023 Successor Period, 2023 Predecessor Period, and 2022 Predecessor Period, are as follows (in thousands):

	Successor	Predecessor
	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	Year Ended December 31, 2022
Fixed lease payments	$37,428	$320	$28,448
Variable lease payments	195	3	317
	$37,623	$323	$28,765

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
13.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the 2023 Successor Period and 2022 Predecessor Period, rental expenses, which were included in general and administrative in the consolidated statements of operations, were less than $0.1 million for each respective period.

Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.94% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of December 31, 2023 (in thousands):

Year Ending
December 31, 2024	$77
December 31, 2025	79
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
Thereafter	0
Total minimum lease payments	332
Imputed interest	(26)
Total operating lease liabilities	$306

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

14.SEGMENT REPORTING

The Company operates in two reportable segments as of December 31, 2023: Residential (Business) and Student Housing. Prior to the acquisition of University Courtyard on October 27, 2023, the Company operated in one reportable segment. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

December 31, 2023
Residential	$501,980
Student Housing	62,207
Other (Corporate)	14,828
Total assets	$579,015

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
The following table details the financial results by segment for the 2023 Successor Period ($ in thousands):

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$36,428	$1,195	$—	$37,623
Other revenue	1,075	145	—	1,220
Total revenues	37,503	1,340	—	38,843
Expenses
Property operating expenses	659	530	—	1,189
General and administrative	3,670	337	2,870	6,877
Total expenses	4,329	867	2,870	8,066
Segment net operating income (loss)	$33,174	$473	$(2,870)	30,777
Depreciation and amortization	(16,606)	(1,670)	—	(18,276)
Organization and transaction costs				(2,450)
Management fees				(946)
Performance participation allocation				(1,566)
Interest expense, net				(10,371)
Unrealized gain (loss) on derivative instruments				(798)
Impairment of investments in real estate				(3,998)
Net loss				(7,628)
Net income attributable to non-controlling interest in the consolidated subsidiary				236
Net loss attributable to non-controlling interest in the Operating Partnership				—
Net loss attributable to SDREIT stockholders				$(7,392)

15.SUBSEQUENT EVENTS

Investments in Unconsolidated Joint Venture

In February 2024, CapGrow acquired 5% of a non-controlling equity interests in a joint venture formed with affiliates of the Company and an entity formed by the executive officer of CapGrow. The Company funded $1.7 million of equity in exchange for approximately 3.99% of effective interests in this unconsolidated joint venture.

Private Placement Offering

Subsequent to December 31, 2023, the Company issued the following shares at an aggregate gross proceeds of $3.9 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	27,905	$301
Class FF Shares(2)	110,153	1,190
Class AA Shares(2)	220,266	2420
Total	358,324	$3,911
_______________________________________
(1) Class E shares were issued to the Adviser as payment for accrued management fees.
(2) Includes sales load fees of $15 thousand for Class FF Shares and $45 thousand for Class AA Shares, respectively.

Distributions

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

Commencing October 1, 2023, the Company’s Class FF shares became subject to an annual distribution fee equal to 0.50% per annum of the aggregate NAV of the Company’s outstanding Class FF shares payable monthly in arrears. The following table summarizes the Company’s distributions declared and paid or payable (net of distribution fees) to stockholders beginning January 1, 2024:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Payment Date
January 31, 2024	January 31, 2024	$0.0627	$0.0582	$0.0627	$—	February 12, 2024
February 29, 2024	February 29, 2024	$0.0631	$0.0589	$0.0631	$0.0588	March 12, 2024

Sculptor Diversified Real Estate Income Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023
($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)	Year Acquired
Residential (Business):
	Alabama	1	$101	$35	$172	$—	$—	$35	$172	$207	$6	2023
	Arizona	85	14,256	5,478	29,684	9	51	5,487	29,735	35,222	960	2023
	California	5	1,878	814	4,139	—	—	814	4,139	4,953	143	2023
	Colorado	4	1,584	432	2,098	78	444	510	2,542	3,052	77	2023
	Connecticut	8	1,618	598	3,587	—	15	598	3,602	4,200	123	2023
	Delaware	1	133	52	288	—	—	52	288	340	10	2023
	Florida	17	5,153	2,149	12,000	(205)	(1,001)	1,944	10,999	12,943	378	2023
	Georgia	2	290	95	491	—	—	95	491	586	17	2023
	Idaho	4	395	363	1,982	(135)	(657)	228	1,325	1,553	45	2023
	Illinois	12	1,499	381	1,763	27	153	408	1,916	2,324	66	2023
	Indiana	38	5,634	1,814	9,714	—	—	1,814	9,714	11,528	334	2023
	Iowa	9	2,298	707	3,698	(23)	(112)	684	3,586	4,270	124	2023
	Kansas	1	118	32	150	—	—	32	150	182	5	2023
	Kentucky	2	394	128	577	—	—	128	577	705	20	2023
	Louisiana	1	1,293	347	1,370	(49)	(239)	298	1,131	1,429	40	2023
	Maryland	10	2,325	731	3,536	—	—	731	3,536	4,267	122	2023
	Massachusetts	2	457	166	970	—	—	166	970	1,136	33	2023
	Michigan	31	21,454	5,513	24,740	—	—	5,513	24,740	30,253	859	2023
	Minnesota	281	67,445	16,993	83,268	1,877	10,854	18,870	94,122	112,992	3,068	2023
	Nebraska	1	181	53	262	—	—	53	262	315	9	2023
	Nevada	8	1,941	625	3,314	—	—	625	3,314	3,939	114	2023
	New Hampshire	1	383	139	821	—	—	139	821	960	28	2023
	New Jersey	15	4,111	1,119	5,612	167	961	1,286	6,573	7,859	213	2023
	New Mexico	2	317	105	503	—	—	105	503	608	17	2023
	New York	1	—	66	330	—	—	66	330	396	11	2023
	North Carolina	6	1,051	263	1,326	60	339	323	1,665	1,988	46	2023
	North Dakota	10	2,171	663	3,545	—	—	663	3,545	4,208	122	2023
	Ohio	128	18,513	4,864	21,477	47	325	4,911	21,802	26,713	748	2023
	Oregon	3	359	231	1,172	—	11	231	1,183	1,414	41	2023
	Pennsylvania	59	10,433	3,553	19,596	188	1,062	3,741	20,658	24,399	687	2023
	South Carolina	11	3,107	836	4,232	—	—	836	4,232	5,068	146	2023
	Tennessee	12	1,468	558	2,763	—	—	558	2,763	3,321	95	2023
	Texas	205	30,630	11,469	62,839	(708)	(4,621)	10,761	58,218	68,979	2,003	2023
	Utah	1	1,277	606	3,552	—	—	606	3,552	4,158	122	2023
	Virginia	7	2,187	665	3,127	—	—	665	3,127	3,792	108	2023
	Washington	12	2,761	1,784	9,161	(459)	(2,228)	1,325	6,933	8,258	239	2023
	West Virginia	12	2,137	663	3,650	—	—	663	3,650	4,313	126	2023
	Wisconsin	40	6,770	2,731	13,902	(426)	(2,043)	2,305	11,859	14,164	407	2023
	Washington DC	11	5,597	1,902	9,864	1	(1)	1,903	9,863	11,766	341	2023
Student Housing:
	Denton, Texas	1	20,880	5,712	47,473	—	29	5,712	47,502	53,214	305	2023
			$244,599	$75,435	$402,748	$449	$3,342	$75,884	$406,090	$481,974	$12,358

_______________________________________
(1) As of December 31, 2023, the aggregate cost basis for tax purposes was $379 million.
(2) Refer to Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $1.2 million. Accumulated depreciation does not include less than $0.1 million of accumulated depreciation related to furniture, fixtures and equipment.

The changes in real estate for the 2023 Successor Period are as follows (in thousands):

December 31, 2023
Balance at beginning of year	$—
Property acquisitions	497,858
Improvements	251
Retirements/disposals/deconsolidation	(16,135)
Balance at end of year	$481,974
The changes in accumulated depreciation, exclusive of amounts relating to furniture, fixtures and equipment for the 2023 Successor Period are as follows (in thousands):

December 31, 2023
Balance at beginning of year	$—
Depreciation for year	12,494
Retirements/disposals/deconsolidation	(136)
Balance at end of year	$12,358

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statement Schedules

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets of the Successor as of December 31, 2023 and of the Predecessor as of December 31, 2022	90
Consolidated Statements of Operations of the Successor for the period from January 4, 2023 through December 31, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Year Ended December 31, 2022	91
Consolidated Statements of Equity of the Successor for the Period from January 4, 2023 through December 31, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Year Ended December 31, 2022	92
Consolidated Statements of Cash Flows of the Successor for the Period from January 4, 2023 through December 31, 2023 and for the Predecessor for the Period from January 1, 2023 through January 3, 2023 and for the Years Ended December 31, 2022	93
Notes to Consolidated Financial Statements	95
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2023	118
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

(b).     Exhibits:

Ex.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
10.1	Second Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of June 21, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.2	Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated as of February 9, 2023 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.3	Trademark License Agreement between the Registrant and Sculptor Capital LP, dated as of February 10, 2023 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.4	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.5	Second Amended and Restated Independent Director Compensation Plan, dated as of August 9, 2023 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)

10.6	Form of Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.7	Voting Agreement between the Registrant and OPERF, dated as of December 22, 2022 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.8	CapGrow Holdings JV LLC Second Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.9	CapGrow Holdings Member LLC Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.1	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of January 4, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.11	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of July 5, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.12*	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of October 2, 2023
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2024.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven Orbuch	Chief Executive Officer and Chairman of the Board	March 29, 2024
Steven Orbuch	(principal executive officer)

/s/ Nicholas Hecker	President and Director	March 29, 2024
Nicholas Hecker

/s/ Herbert A. Pollard	Chief Financial Officer, Treasurer and Director	March 29, 2024
Herbert A. Pollard	(principal financial officer)

/s/ Scott Ciccone	Chief Accounting Officer (principal accounting officer)	March 29, 2024
Scott Ciccone

/s/ John Jenks	Independent Director	March 29, 2024
John Jenks

/s/ Robert Winston	Independent Director	March 29, 2024
Robert Winston

/s/ Jonathan G. Geanakos	Independent Director	March 29, 2024
Jonathan G. Geanakos

/s/ Kristi Jackson	Independent Director	March 29, 2024
Kristi Jackson