Form 10-Q
period 2024-03-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2024-05-16
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

As of May 15, 2024, the registrant had the following shares outstanding: 16,059,233 outstanding shares of Class F common stock, 6,157,515 outstanding shares of Class FF common stock, 914,890 outstanding shares of Class AA common stock and 185,591 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets of the Successor as of March 31, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations of the Successor for the Three Months Ended March 31, 2024 and for the Period from January 4, 2023 to March 31, 2023 and of the Predecessor for the Period from January 1, 2023 to January 3, 2023	2
	Condensed Consolidated Statements of Equity of the Successor for the Three Months Ended March 31, 2024 and for the Period from January 4, 2023 to March 31, 2023 and of the Predecessor for the Period from January 1, 2023 to January 3, 2023	3
	Consolidated Statements of Cash Flows of the Successor for the Three Months Ended March 31, 2024 and for the Period from January 4, 2023 to March 31, 2023 and of the Predecessor for the Period from January 1, 2023 to January 3, 2023	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46
PART II.	OTHER INFORMATION	47
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
SIGNATURES		50

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$466,555	$470,783
Investment in an unconsolidated entity	1,927	—
Cash and cash equivalents	17,963	16,696
Restricted cash	11,123	6,406
Deferred rent and other receivables	1,426	1,326
Goodwill	34,458	34,458
Due from related parties	289	—
Lease intangible assets, net	41,640	44,783
Other assets	7,091	4,563
Total assets	$582,472	$579,015

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$229,646	$230,386
Revolving credit facility, net	11,557	10,139
Accounts payable and other liabilities	13,619	7,798
Financing obligation, net	22,951	22,951
Due to related parties	4,641	5,586
Lease intangible liabilities, net	52,820	54,252
Total liabilities	335,234	331,112

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,581	—

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 16,103,030 and 16,058,619 shares issued and outstanding, respectively	161	161
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,115,489 and 5,943,910 shares issued and outstanding, respectively	61	58
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 98,612 and 69,325 shares issued and outstanding, respectively	1	1
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 220,393 and no shares issued and outstanding, respectively	2	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	225,843	221,253
Accumulated deficit and cumulative distributions	(26,900)	(20,458)
Total stockholders’ and members’ equity	199,168	201,015
Non-controlling interests in the consolidated subsidiaries	46,489	46,886
Non-controlling interests in the Operating Partnership	—	2
Total equity	245,657	247,903
Total liabilities and equity	$582,472	$579,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023	Period from January 1, 2023 through January 3, 2023
Revenues
Rental revenue	$10,951	$8,610	$323
Other revenue	284	264	—
Total revenues	11,235	8,874	323

Expenses
Property operating expenses	982	216	29
Management fees	302	183	—
Performance participation allocation	285	446	—
General and administrative	2,011	1,234	—
Organization and transaction costs	112	1,414	—
Depreciation and amortization	6,562	3,886	—
Total expenses	10,254	7,379	29

Operating income	981	1,495	294

Other income (expense):
Interest expense, net	(3,038)	(2,617)	(114)
Impairment of investments in real estate	(442)	(1,491)	—
Loss from an unconsolidated entity	(8)	—	—
Unrealized gain on derivative instruments	199	—	—
Total other income (expense)	(3,289)	(4,108)	(114)
Net income (loss)	(2,308)	(2,613)	$180
Net loss attributable to non-controlling interest in the consolidated subsidiaries	(6)	461
Net loss attributable to non-controlling interest in the Operating Partnership	13	—
Net loss attributable to SDREIT stockholders	$(2,301)	$(2,152)
Net loss per common share - basic and diluted	$(0.10)	$(0.14)
Weighted-average common shares outstanding - basic and diluted	22,315,432	15,019,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Equity
(in thousands)

Successor:
Three Months Ended March 31, 2024

	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Successor:
Balance at December 31, 2023	$161	$59	$1	$—	$221,253	$—	$(20,457)	$201,017	$46,886	$247,903
Common stock issued	—	1	—	2	3,908	—	—	3,911	—	3,911
Distribution reinvestment	—	1	—	—	709	—	—	710	—	710
Offering costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Amortization of compensation awards	—	—	—	—	87	—	—	87	—	87
Distributions declared on common stock	—	—	—	—	—	—	(4,142)	(4,142)	—	(4,142)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	512	512
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(915)	(915)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	(35)	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(2,301)	(2,301)	6	(2,295)
Balance at March 31, 2024	$161	$61	$1	$2	$225,843	$—	$(26,900)	$199,168	$46,489	$245,657

Period from January 1, 2023 through January 3, 2023 (Predecessor) and Period from January 4, 2023 through March 31, 2023 (Successor)

	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Predecessor:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$78,518	$—	$78,518	$—	$78,518
Net income	—	—	—	—	—	180	—	180	—	180
Balance at January 3, 2023	$—	$—	$—	$—	$—	$78,698	$—	$78,698	$—	$78,698

Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
Rollover equity in Company parent	150	—	—	—	150,048	—	(1,773)	148,425	—	148,425
Distributions declared on common stock	—	—	—	—	—	—	(886)	(886)	—	(886)
Amortization of restricted stock grants	—	—	—	—	20	—	—	20	—	20
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	88,864	88,864
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,915)	(1,915)
Net loss	—	—	—	—	—	—	(2,152)	(2,152)	(461)	(2,613)
Balance at March 31, 2023	$150	$—	$—	$—	$150,068	$—	$(4,811)	$145,407	$86,488	$231,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023	Period from January 1, 2023 through January 3, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(2,308)	$(2,613)	$180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,562	3,886	—
Amortization of discounts and deferred financing costs	117	65	—
Impairment of investments in real estate	442	1,491	—
Straight-line rent adjustment	(159)	(279)	—
Amortization of above- and below-market leases	(1,266)	(992)	—
Amortization of share-based compensation	87	20	—
Unrealized loss on interest rate cap	(199)	—	—
Loss on an unconsolidated entity	8	—	—
Other reconciling items	24	2	—
Changes in operating assets and liabilities:
Deferred rent and other receivables	36	1,362	559
Other assets	137	245	(2)
Accounts payable and other liabilities	587	(637)	287
Due to related parties	508	413	—
Net cash provided by operating activities	4,576	2,963	1,024
Cash Flows From Investing Activities:
Acquisition of a business	—	(132,775)	—
Acquisition of real estate	(2,361)	(10,102)	—
Additions to real estate	(721)	(68)	—
Deposit on real estate acquisition	(343)	—	—
Proceeds from sale of real estate	1,160	4,797	—
Investment in an unconsolidated entity	(1,935)	—	—
Net cash used in investing activities	(4,200)	(138,148)	—
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(838)	(3,746)	(140)
Proceeds from revolving credit facility	1,558	7,116	—
Payment of deferred financing costs	(159)	—	—
Deferred offering costs	(140)	—	—
Due to related parties	113	330	—
Subscriptions received in advance	5,300	—	—
Issuance of common stock	3,611	—	—
Distribution to shareholders	(3,434)	—	—
Contribution by noncontrolling interests in the consolidated subsidiaries	512	1,025	—

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023	Period from January 1, 2023 through January 3, 2023
Distribution to noncontrolling interests in the consolidated subsidiary	(915)	(1,915)	—
Net cash provided by (used in) financing activities	5,608	2,810	(140)
Net change in cash and cash equivalents and restricted cash	5,984	(132,375)	884
Cash and cash equivalents and restricted cash at beginning of period	23,102	150,286	7,488
Cash and cash equivalents and restricted cash at end of period	$29,086	$17,911	$8,372

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$17,963	$12,585	$3,049
Restricted cash	11,123	5,326	5,323
Total cash and cash equivalents and restricted cash	$29,086	$17,911	$8,372
Supplemental Information:
Interest paid	$2,824	$2,556	$188
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage and other notes payable assumed at acquisition	$—	$193,269	$—
Revolving credit facility assumed at acquisition	$—	$30,284	$—
Dividends unpaid	$1,405	$—	$—
Distribution reinvestment	$709	$—	$—
Contributions by noncontrolling interests in the Operating Partnership	$1,566	$—	$—
Distributions to noncontrolling interests in the Operating Partnership	$9	$—	$—
Transfer to assets held for sale	$2,124	$4,658	$—
Transfer of mortgages related to assets held for sale	$—	$3,378	$—
Management fee paid in shares	$301	$—	$—
Performance allocation paid in Operating Partnership units	$1,566	$—	$—
Accrued distribution fee	$61	$—	$—
Due from affiliate	$289	$—	$—
Adjustment to carrying value of redeemable common stock	$35	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company,” the “Successor,” “we” or “us”) was formed on February 11, 2022 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. Substantially all of the Company’s business will be conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

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

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors (the “Board”), including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in the Company’s private offering. Class F and Class FF shares were available for issuance through January 1, 2024, and existing investors in such classes may continue to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025.

On October 27, 2023, the Operating Partners    hip, together with a third party joint venture partner (such joint venture, the “Denton JV”), closed on the acquisition of University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas.

On February 23, 2024, the Operating Partnership, together with an affiliate, CapGrow Neptune Investor LLC (“Neptune Investor”), formed a joint-venture, CapGrow Neptune JV LLC (“Neptune JV”), and closed on the acquisition of Newport, a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Newport Portfolio”).

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•three months ended March 31, 2024 (the “2024 Successor Interim Period”),
•for the period from January 4, 2023 through March 31, 2023 (the “2023 Successor Interim Period”), and
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Interim Period”)

The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result, the condensed consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2024 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

The Successor condensed consolidated financial statements as of March 31, 2024 and for the period from January 4, 2023 through March 31, 2023 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method.

The Company considers the Operating Partnership, CapGrow, and Denton JV as variable interest entities (“VIE”), in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company continuously reassesses whether it should consolidate a VIE especially where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity.
The Company considers Neptune JV as a VIE, in which Neptune Investor is the primary beneficiary. The investment is accounted for under the equity method of accounting. Investments in an unconsolidated entity for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the fair value option, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us, which is generally computed as the other partner’s ownership percentage. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests. The noncontrolling interests in CapGrow JV and Denton JV are entitled to a profit share based on meeting certain internal rate of return hurdles. Any profits interest due to the other partner is reported within noncontrolling interests.

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

As of March 31, 2024, the total assets and liabilities of the Company's consolidated VIEs were $582.5 million and $335.2 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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
(in thousands, except share and per share data)
Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed using the straight-line method. The estimated useful life of each building is 30 years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture and fixtures are capitalized and depreciated over useful lives ranging from four to seven years. Depreciation expense amounted to $3.6 million and $3.2 million for the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively.

The Company evaluates its real estate investments for impairment upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded an impairment loss of $0.2 million and $0.5 million, respectively related to the assets sold in its Residential (Business) segment. Additionally, during the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded impairment losses of $0.2 million and $1.0 million respectively related to properties classified as held for sale and vacant properties wherein the expected sales proceeds were lower than the carrying value of these properties in its Residential (Business) Segment.

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of March 31, 2024 and December 31, 2023, assets held for sale, which are included in other assets in the consolidated balance sheets, amounted to $3.0 million and $0.8 million, respectively. As of March 31, 2024 and December 31, 2023, liabilities held for sale, which are included in accounts payable and other liabilities in the consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Derivative Financial Instruments

The Company uses interest rate caps, a derivative financial instrument, to manage risks from increases in interest rates. The Company records all derivatives at fair value on our consolidated balance sheets. At the inception of a derivative contract, the Company will determine whether the instrument will be part of a qualifying hedge accounting relationship or a contract as a trading instrument. The Company has elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our consolidated balance sheets at fair value. The Company has elected to classify our interest rate derivative instruments as financing activities on our consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Refer to Note 11, “Fair Value Disclosures”, for additional information.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of March 31, 2024 and December 31, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of September 30. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of March 31, 2024 and December 31, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. During the 2024 Successor Interim Period, the Company incurred organization and offering costs (including legal, accounting, and other expenses attributable to the organization but excluding any upfront selling commissions and distribution fees) amounting to approximately $0.1 million. See Note 10, “Related Party Transactions,” for the related disclosures.

Fair Value Measurements

See Note 11, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has two reportable segments: Residential (Business) and Student Housing. The first, Residential (Business), is associated with the CapGrow portfolio as well as CapGrow’s investment in Neptune. The CapGrow portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

The second reportable segment, Student Housing, is associated with the Denton JV. The Denton JV owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. Decisions regarding the allocation of resources is made at the property level. See Note 15, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company and Predecessor derive its revenues from residential leases, which are accounted for as operating leases. The majority of its leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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
(in thousands, except share and per share data)
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

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, ROU asset, which was included in other assets in the consolidated balance sheets of the Successor and Predecessor, was $0.3 million and $0.3 million, respectively. As of March 31, 2024 and December 31, 2023, lease liability, which was included in accounts payable and other liabilities in the consolidated balance sheets, was $0.3 million and $0.3 million, respectively.

The Company See Note 10 “Related Party Transactions,” for the related disclosures.

Share-based Compensation

The Company records all equity-based incentive grants to non-employee members of the Board based on their fair values determined on the date of grant. Stock-based compensation expense, which is included in general and administrative expenses in the condensed consolidated statements of operations, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.

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

The Company may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. The TRSs are subject to taxation at the federal, state and local levels, as applicable. In 2023, Denton JV formed a TRS to perform additional services for tenants and CapGrow JV formed a TRS to own and manage assets held for sale. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
For the 2024 Successor Interim Period, the Company recorded a net tax expense of less than $0.1 million, which is included in the general and administrative expenses in the consolidated statements of operations. The TRSs did not have any material deferred tax assets or liabilities during the 2024 Successor Interim Period and 2023 Successor Interim Period.

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

Diluted EPS of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding for the period. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. All classes of common stock are allocated to net income (loss) at the same rate and receive the same gross distribution share. There were no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical to both basic and diluted shares for the both the 2024 and 2023 Successor Interim Period.

The restricted stock grants of Class F shares held by the Company’s independent directors are not considered to be participating securities because they have forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net income (loss) per common share until the restricted stock grants have been fully vested.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	March 31, 2024	December 31, 2023
Land and land improvements	$75,637	$75,885
Building and improvements	405,585	406,090
Furniture, fixtures and equipment	1,206	1,197
Total real estate properties, at cost	482,428	483,172
Less: accumulated depreciation	(15,873)	(12,389)
Investments in real estate, net	$466,555	$470,783

Business Combination

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455 million. Debt of approximately $221 million was assumed in the

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
transaction which resulted in an approximate cash outlay of $141 million by the Company to acquire this interest. As part of this transaction, CapGrow retained the employees responsible for implementing strategic decisions relating to acquisitions, dispositions and cash flow management, including CapGrow’s chief executive officer. Since the Company consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this transaction as a business, the Company recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests. The material components of goodwill, amounts paid in excess of amounts attributable to the fair value of the assets acquired, represent the value assigned to a growing and profitable business that includes an experienced management team and the expected synergies and continued expansion of CapGrow's operations. The members of CapGrow’s management have been with CapGrow for at least five to ten years. The senior members have specific skill sets and significant industry knowledge, including its regulatory and policy environment. These elements make up goodwill, which does not qualify for separate recognition.

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
$141,147

On July 5, 2023, the Company acquired additional equity interests in CapGrow for $18 million, thereby increasing its indirect controlling interests in CapGrow to 69.22%. On October 3, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling in CapGrow to 79.64%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $3.6 million, is recognized as an adjustment in additional paid in capital on the condensed consolidated statements of equity. As of March 31, 2024, the Company owns 79.9% of indirect controlling interest in CapGrow.

Asset Acquisitions

During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company, through CapGrow, acquired seven and ten vacant homes at an aggregate purchase price of approximately $2.3 million and $10.2 million, respectively.

On October 27, 2023, Denton JV, through its wholly-owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58.0 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the underlying land to a third party for a gross purchase price of $23.2 million (the “Land Sale”) and (b) a 99-year ground lease

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
agreement (“Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard. See Note 8, “Borrowings”, for the related disclosures surrounding the Ground Lease and Leasehold Interest.

Asset Dispositions

For the 2024 Successor Interim Period, we sold five homes for aggregate net proceeds of $1.2 million and impairment losses of $0.2 million were recognized and included in impairment on investments in real estate on the condensed consolidated statements of operations.

For the 2023 Successor Interim Period, CapGrow sold 16 homes for aggregate net proceeds of $4.8 million and recognized $0.5 million of gain on sale of real estate, which is included in the consolidated statement of operations.

Properties Held-for-Sale and Asset Impairment

As of March 31, 2024, the Company identified five properties classified as held for sale and two vacant properties as impaired in its Residential (Business) segment. As of December 31, 2023, the Company identified one property classified as held for sale and five vacant properties as impaired in its Residential (Business) segment. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded an impairment loss of $0.2 million and $0.5 million, respectively, related to the assets sold, as discussed above. Additionally, during the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded an impairment loss of $0.2 million and $1.0 million, respectively, related to properties classified as held for sale and vacant properties wherein the expected sales proceeds were lower than the carrying value of these properties. There were no impairment losses during the 2023 Predecessor Interim Period.

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through its wholly owned subsidiary (“Neptune Owner”), closed on the acquisition of the Newport Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 3.98% in the Newport Portfolio. Our maximum loss is limited to the amount of our equity investment in this VIE.

5.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of March 31, 2024 and December 31, 2023 are as follows.

	March 31, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,154	$(824)	$2,330
In-place lease intangibles	13,652	(4,396)	9,256
Leasing commissions	33,483	(3,429)	30,054
Total intangible assets	$50,289	$(8,649)	$41,640

Intangible liabilities, net:
Below-market lease intangibles	$(58,586)	$5,766	$(52,820)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	December 31, 2023
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(658)	$2,495
In-place lease intangibles	13,701	(2,310)	11,391
Leasing commissions	33,650	(2,753)	30,897
Total intangible assets	$50,504	$(5,721)	$44,783

Intangible liabilities, net:
Below-market lease intangibles	$(58,900)	$4,648	$(54,252)

For the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recognized $1.0 million and $1.3 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. Amortization of the in-place leases and leasing commissions during the 2024 Successor Interim Period and 2023 Successor Interim Period aggregating to $3.0 million and $0.9 million, respectively is included in depreciation and amortization of the condensed statements of operations. The recognition of these items were not applicable to the 2023 Predecessor Interim Period.

As of March 31, 2024, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 4.4 years, 11.6 years, 12.9 years and 13.5 years, respectively. The estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2024 (9 months)	$491	$2,469	$2,068	$(3,481)
2025	640	899	2,739	(4,565)
2026	511	790	2,629	(4,435)
2027	343	691	2,511	(4,278)
2028	94	579	2,347	(4,115)
Thereafter	251	3,828	17,760	(31,946)
	$2,330	$9,256	$30,054	$(52,820)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
6.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 11, “Fair Value Measurements”, for additional information on the interest rate cap included in Derivative assets below.

	March 31, 2024	December 31, 2023
Derivative assets	$2,690	2,492
Assets held for sale	2,961	837
Prepaid insurance	240	390
Right of use asset - operating lease	286	302
Deferred costs	101	102
Prepaid ground rent	93	93
Pre-acquisition costs	571	116
Other	149	231
Total	$7,091	$4,563

7.ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	March 31, 2024	December 31, 2023
Tenant security deposits	$2,422	$2,440
Accounts payable and accrued expenses	3,388	2,333
Distribution payable	1,414	1,408
Liabilities related to assets held for sale	713	713
Deferred income	92	355
Lease liability - operating lease	290	306
Subscriptions received in advance	5,300	125
Due to seller	—	118
Total	$13,619	$7,798

8.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	March 31, 2024	December 31, 2023	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,435	$5,485	5.00%	June 2024
Mortgage note payable(2)	9,258	9,356	5.19%	June 2027
Mortgage note payable(2)	8,922	8,987	3.75%	April 2028
Mortgage note payable(2)	7,554	7,589	5.59%	April 2028
Mortgage note payable(2)	18,350	18,427	4.28%	November 2029
Mortgage note payable(3)	48,859	49,087	3.59%	September 2030
Mortgage note payable(4)	38,405	38,573	3.85%	January 2031

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023	Interest Rate	Initial Maturity Date
Mortgage note payable(2)	2,011	2,024	4.35%	February 2031
Mortgage note payable(5)	24,982	24,982	4.01%	January 2032
Mortgage note payable(2)	14,177	14,266	4.00%	March 2032
Mortgage note payable(6)	32,241	32,241	6.60%	September 2033
Mortgage note payable (7)	20,880	20,880	7.88%	November 2033
Mortgage note payable(2)	1,309	1,324	5.63% to 6.40%	February 2037 through 2039
Notes payable(8)	1,239	1,239	7.00%	various
Total	233,622	234,460
Discounts and deferred financing costs, net	(3,263)	(3,361)
Total mortgages and other loans payable, net	$230,359	$231,099
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at March 31, 2024 and December 31, 2023. The Company is exploring its options with respect to extending such mortgage note.
(2) These loans are subject to monthly principal and interest payments through maturity date.
(3) Interest only payment loan through September 2023, at which time, monthly principal and interest payments are due through maturity date.
(4) Interest only payment loan through January 2024, at which time, monthly principal and interest payments are due through maturity date.
(5) Interest only payment loan through January 2025, at which time, monthly principal and interest payments will be due through maturity date.
(6) Interest only payment loan through September 2026, at which time, monthly principal and interest payments are due through maturity date.
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage and a $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interests only payment through November 2028, at which time, monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 11, “Fair Value Measurement,” for additional information related to this interest rate cap.
(8) These loans, which are owed to private parties, bear interest rates at 7%. Monthly principal and interest payments are due through maturity date beginning May 2024 through July 2027.

Revolving Credit Facility

In February 2022, the Predecessor entered into a third amended and restated revolving line of credit agreement (the “2022 Credit Facility” or “Credit Facility”) with CIBC Bank USA, which was previously amended in July 2021 (the “2021 Credit Facility”) and was originally entered into by the Predecessor in December 2020. Under the 2022 Credit Facility, the maximum borrowing facility increased from $40.0 million to $50.0 million and the maturity date of the 2021 Credit Facility was extended from February 2022 to February 2024. The maturity date of the 2022 Credit Facility was further extended to February 2025 as a result of the Company exercising its one-year extension option. The 2022 Credit Facility bears interest equal to Term SOFR plus 3.5% per annum. Prior to the amendment of the 2021 Credit Facility, interest was based on LIBOR plus 3% per annum with a 0.25% LIBOR floor. As part of the business combination described in Note 3, “Investments in Real Estate,” the Company assumed the outstanding loan balance of $30.3 million. As of March 31, 2024 and December 31, 2023, the interest rate was 8.83% and 8.86%, respectively. As of March 31, 2024 and December 31, 2023, the Credit Facility had a carrying value of $11.6 million and $10.1 million, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
principal repayment of the financing obligation using the effective interest method and amortization over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term of all of the CapGrow Portfolio, among others. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all of its loan covenants, respectively.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility as of March 31, 2024 were as follows for the Company:

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2024 (9 months)	$8,611	$—	$—	$8,611
December 31, 2025	4,104	11,697	2	15,803
December 31, 2026	4,085	—	3	4,088
December 31, 2027	12,087	—	5	12,092
December 31, 2028	18,461	—	7	18,468
Thereafter	186,274	—	19,126	205,400
	$233,622	$11,697	$19,143	$264,462

9.Stockholders’ and Members’ Equity and Non-controlling Interests in the Operating Partnership and the Consolidated Subsidiaries

Authorized Capital Stock

As of March 31, 2024, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,200,000,000
Preferred Stock	100,000,000	$0.01
	2,300,000,000

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2024
	Class F	Class FF	Class E	Class AA	Total
December 31, 2023	16,058,619	5,943,910	69,325	—	22,071,854
Common stock issued	—	110,153	27,905	220,266	358,324
Distribution reinvestment	3,317	61,426	1,382	127	66,252
Restricted stock grant(1)	41,094	—	—	—	41,094
March 31, 2024	16,103,030	6,115,489	98,612	220,393	22,537,524
_______________________________________
(1) Represents the vested portion of the shares granted in 2023.

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

The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. As of March 31, 2024 and December 31, 2023, there were no shares repurchased under the Repurchase Plan.

Distributions

To comply with the REIT provisions of the Code, the Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders beginning January 1, 2023 and each year thereafter.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Class F	Class FF	Class E	Class AA
Aggregate gross distributions declared per share of common stock	$0.1887	$0.1887	$0.1887	$0.1260
Distribution fee per share of common stock	—	(0.0133)	—	(0.0088)
Net distributions declared per share of common stock	$0.1887	$0.1754	$0.1887	$0.1172

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

During the 2024 Successor Interim Period, the Company issued 3,317 Class F Shares, 61,426 Class FF Shares, 1,382 Class E Shares and 127 Class AA shares under the DRIP.

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

In March 2023, the Company granted approximately $0.6 million or approximately 62,410 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest between February 2024 and April 2024. As of March 31, 2024, 432,705 shares of common stock remain available for issuance under the Compensation Plan. Total compensation cost recognized was less than $0.1 million during each of the 2024 Successor Interim Period and 2023 Successor Interim Period. The Company adopted the policy of accounting for forfeitures as they occur. As of to date, the Company expects that the Independent Directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

Non-controlling Interest in the Operating Partnership

As discussed in Note 10, “Related Party Transactions,” the Special Limited Partner holds a performance participation interest in the Operating Partnership. Because the Special Limited Partner has the ability to redeem its Class E units for cash or Class E shares, at its election, the Company has classified these Class E units as a redeemable non-controlling interest in the Operating Partnership on our condensed consolidated balance sheets. The redeemable non-controlling interest in the Operating Partnership is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

In January 2024, the Company issued 144,239 Class E units as payment for the 2023 performance allocation. Below are the details of the non-controlling interest in the Operating Partnership:

	March 31, 2024	December 31, 2023
December 31, 2023	$—	$2
Settlement of 2023 performance participation allocation	1,586	—
Distributions	(27)	—
GAAP income allocation	(13)	—
Adjustment to carrying value of redeemable equity instrument	35	—
March 31, 2024	$1,581	$2

Non-controlling Interest in the Consolidated Subsidiaries

Noncontrolling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in CapGrow Member, CapGrow and Denton JV, respectively.

Members’ Equity (Predecessor)

Within CapGrow, the members’ obligations and rights relating to contributions, distributions, allocation of income and loss, among others, are governed by CapGrow’s limited liability company agreement, as further amended from time to time (“CapGrow Agreement”). Distributions of available cash are distributed to the members of CapGrow based on their respective membership interests until certain internal rate of return thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the CapGrow Agreement. Income or losses are allocated to the members in amounts that result in ending capital account balances reflecting the amounts that would be distributed to them assuming CapGrow was liquidated at book value at the end of the reporting period.

10.Related Party Transactions

Due from Affiliates

Since our initial investment, CapGrow has overseen the day to day operations of CapGrow Neptune. CapGrow is entitled to a reimbursement of expenses borne on behalf of CapGrow Neptune. The amount owed by CapGrow Neptune totaled to $0.3 million.
Due to Affiliates

The components of due to related parties of the Company as of March 31, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued management fee	$200	199
Accrued performance participation allocation	285	1,566
Due to Adviser	606	377
Advanced organization costs	3,509	3,396
Due to affiliates	41	48
	$4,641	$5,586

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 0.75% of the aggregate NAV of Class A Common Shares and Class AA Common Shares and 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company incurred management fees amounting to $0.3 million and $0.2 million, respectively. In December 2023, the Company issued 69,325 Class E shares as payment for the management fee from January 2023 through October 2023. During the 2024 Successor Interim Period, the Company issued 27,905 Class E shares as payment for the management fee from November 2023 through January 2024.

As of March 31, 2024 and December 31, 2023, the Company owed management fees amounting to $0.2 million and $0.2 million, respectively.

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

During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company accrued a performance allocation amounting to $0.3 million and $0.4 million respectively. In January, 2024, the Company issued 144,239 Class E units to the Special Limited Partner as payment for the 2023 performance allocation. As of March 31, 2024 and December 31, 2023, the Company incurred performance allocations amounting to $0.3 million and $1.6 million, respectively.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
are acquired. As of March 31, 2024 and December 31, 2023, the Company owed the Adviser $0.6 million and $0.4 million, respectively, for expenses paid on its behalf.

The Company will reimburse organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of March 31, 2024 and December 31, 2023, the Company owed offering and organization costs of $3.5 million and $3.4 million, respectively.

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

Property Management Agreement

Since its acquisition in October 2023, University Courtyard is managed by the Company’s joint venture partner and such joint venture partner’s affiliate. They provide management, leasing, construction supervision and asset management services. University Courtyard pays (i) a property and asset management fee equal to 4.5% of its effective gross income and (iii) a construction management fee equal to five percent (5%) of the hard and soft costs incurred. Additionally, University Courtyard reimburses any expenses incurred on its behalf.

During 2024 Successor Interim Period, the total property and asset management fees, which were included in property operating expenses in the consolidated statements of operations, were less than $0.1 million. As of March 31, 2024 and December 31, 2023, the amounts due to affiliates totaled to less than $0.1 million for both periods.

11.Fair Value Measurements

The Company is required to disclose fair value information regarding certain financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (e.g., the exit price). The Company measures and/or discloses the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 -unobservable inputs for the asset or liability that are used when little or no market data is available. The Company follows this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Valuation of Financial Instruments Measured at Fair Value

From time to time, the Company may use derivative instruments, such as interest rate swaps or caps to manage or hedge interest rate risk. The Company hedges its exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on its existing debt. The Company does not anticipate designating any of its derivative financial instruments as hedges. As such, derivatives that are not hedges are adjusted to fair value through earnings. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
terms of the derivatives, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities. The valuation of these derivatives utilize Level 2 inputs.

As of March 31, 2024 and December 31, 2023, the Company has an interest rate cap agreement, which is used to manage the interest payment related to the mortgage payable held by University Courtyard since October 2023. The fair value of this interest rate cap is presented as part of other assets in the consolidated balance sheets. During the 2024 Successor Interim Period, the Company recorded an unrealized gain on derivative instrument amounting to $0.2 million, which is included in unrealized gain on derivative instrument in our consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to this instrument as of March 31, 2024 and December 31, 2023, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	March 31, 2024	December 31, 2023
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$2,690	$2,492
						$2,690	$2,492

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

During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain vacant properties where leases were terminated and the expected sales proceeds were lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts or list price less estimated costs to sell, which is considered a Level 3 input. Refer to Note 3, “Investments in Real Estate,” for additional disclosure relating to asset impairment.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024		December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$233,622	$225,057	234,460	225,323
Revolving credit facility	11,697	11,697	10,139	10,139
Financing obligation, net	23,200	23,200	23,200	23,200
	$268,519	$259,954	$267,799	$258,662

(1) The carrying value of these loans do not include unamortized debt issuance costs.

The fair value of the Company’s borrowings is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of our borrowings are considered Level 3.

12.ECONOMIC DEPENDENCY

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

13.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through November 2034. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of March 31, 2024 and December 31, 2023, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” lease approximately 511 of CapGrow Portfolio properties (representing 39% and 40% of total assets, respectively), and these leases have various expiration dates extending through March 2032.

There are no cross-default provisions among the Sevita leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 421 of CapGrow’s properties, which represents approximately 34% and 42% of the total rental income for the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively (representing 33% of total assets as of March 31, 2024 and December 31, 2023, respectively). As of March 31, 2024, there are four tenants that each represent more than 5% of CapGrow’s rental income, and collectively, the leases on the properties with these tenants represent over 60% of the Company’s rental income for the 2024 Successor Interim Period. While this represents a significant concentration risk with regard to CapGrow’s revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

University Courtyard units are rented generally under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the University Courtyard leases as of March 31, 2024 expire on or before July 2024. As of March 31, 2024, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

Year Ending
December 31, 2024 (nine months)	$24,955
December 31, 2025	27,837
December 31, 2026	24,445
December 31, 2027	17,552
December 31, 2028	7,131
Thereafter	16,451
$118,371

The components of lease income from operating leases for the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, are as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023	Period from January 1, 2023 through January 3, 2023
Fixed lease payments	10,912	8,550	$320
Variable lease payments	39	60	3
	$10,951	$8,610	$323

14.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.90% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of March 31, 2024 (in thousands):

Year Ending
December 31, 2024 (nine months)	$58
December 31, 2025	79
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
Total minimum lease payments	313
Imputed interest	(23)
Total operating lease liabilities	$290

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
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

15.SEGMENT REPORTING

The Company operates in two reportable segments as of March 31, 2024 and December 31, 2023: Residential (Business) and Student Housing. Prior to the acquisition of University Courtyard on October 27, 2023, the Company operated in one reportable segment. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Residential (Business)	$502,436	$501,980
Student Housing	59,989	62,207
Other (Corporate)	20,047	14,828
Total assets	$582,472	$579,015

The following table details the financial results by segment for the 2024 Successor Period ($ in thousands):

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$9,322	$1,629	$—	$10,951
Other revenue	57	227	—	284
Total revenues	9,379	1,856	—	11,235
Expenses
Property operating expenses	219	763	—	982
General and administrative	855	165	991	2,011
Total expenses	1,074	928	991	2,993
Segment net operating income (loss)	$8,305	$928	$(991)	8,242
Depreciation and amortization	(4,243)	(2,319)	—	(6,562)
Organization and transaction costs				(112)
Management fees				(302)
Performance participation allocation				(285)
Interest expense, net				(3,038)
Unrealized gain (loss) on derivative instruments				199
Impairment of investments in real estate				(442)
Income from an unconsolidated joint venture				(8)
Net income (loss)				(2,308)
Net income attributable to non-controlling interest in the consolidated subsidiary				(6)
Net income attributable to non-controlling interest in the Operating Partnership				13
Net loss attributable to SDREIT stockholders				$(2,301)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

16.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to March 31, 2024, the Company issued the following shares at aggregate gross proceeds of $7.6 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	18,444	$200
Class AA Shares(2)	690,884	7,433
Total	709,328	$7,633
_______________________________________
(1) Class E shares were issued to the Adviser as payment for accrued management fees.
(2) Includes sales load fees of $33 thousand for Class AA Shares, respectively.

Distributions

The following table summarizes the Company’s distributions declared and paid or payable (net of distribution fees) to stockholders subsequent to March 31, 2024:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Payment Date
March 31, 2024	March 31, 2024	$0.0629	$0.0584	$0.0629	$0.0584	April 12, 2024
April 29, 2024	April 30, 2024	$0.0627	$0.0583	$0.0627	$0.0583	May 12, 2024

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to our unaudited condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The Company was formed on February 11, 2022 (“Inception”) as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

The Company and the Operating Partnership are externally managed by our adviser, Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”), a Delaware limited liability company and a registered investment adviser. Our Adviser is an affiliate of Sculptor Capital Management, Inc., our sponsor (together with its affiliates, “Sculptor”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of the Adviser, owns a special limited partner interest in the Operating Partnership.

The Company’s board of directors has at all times oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement, the Company has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of March 31, 2024, the Company owns (a) a 79.90% indirect controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture (“Denton JV”) that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See “Investment Portfolio” below for additional information on these investments.

On February 23, 2024, the Operating Partnership, together with an affiliate CapGrow Neptune Investor LLC (“Neptune Investor”), formed a joint-venture, CapGrow Neptune JV LLC (“Neptune JV”), and closed on the acquisition of Newport, a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (“Neptune portfolio”).

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world. Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, we are fortunate that CapGrow had previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 79% of our total debt obligations. Also, we were able to secure a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $11.7 million as of March 31, 2024. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.1 million during the three months ended March 31, 2024. See “Liquidity and Capital Resources — Capital Resources” below. In general, higher interest expenses will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

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

Q1 2024 Highlights

Operating Results
•We declared monthly distributions totaling $4.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, our investments in CapGrow and University Courtyard produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA
Annualized Distribution Rate(1)	6.98%	6.55%	6.96%	6.54%
Year-to-Date Total Return, without upfront selling commissions(2)	1.77%	1.68%	3.34%	1.01%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	(0.26)%	(0.35)%	3.34%	(1.00)%
Inception-to-Date Total Return, without upfront selling commissions (2)(4)	12.59%	9.09%	2.88%	1.01%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)(4)	10.80%	6.93%	2.88%	(1.00)%

____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the March distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions. Class F shares, Class FF shares and Class AA shares were first issued to third parties on December 27, 2022, May 1, 2023 and February 1, 2024, respectively. Class E shares were first issued to our Adviser on December 1, 2023.
(3)	There were no selling commissions charged in respect of the Class F and E shares.
(4)	The inception to date was December 27, 2022, for Class F shares, May 1, 2023 for Class FF shares, December 1, 2023, for Class E shares, and February 1, 2024 for Class AA shares.
Investments
•We acquired seven vacant homes through CapGrow at an aggregate purchase price of $2.3 million during the three months ended March 31, 2024, which were leased to tenants following their acquisition.
•We invested $1.9 million in connection with the acquisition of the Neptune portfolio.
•We sold five CapGrow homes for aggregate net proceeds of $1.2 million during the three months ended March 31, 2024.

Capital and Financing Activity

•During the three months ended March 31, 2024, we raised an aggregate of $4.6 million of proceeds from the sale of our common shares, including proceeds from our dividend reinvestment plan, and did not receive any repurchase requests for our common shares.
Subsequent Event Highlights
•Subsequent to March 31, 2024, we raised aggregate net proceeds of $7.6 million from the sale of our common shares, and did not receive any repurchase requests for our common shares.

Investment Portfolio
Summary of Portfolio
The following table provides a summary of our portfolio as of March 31, 2024:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	n/a	1,062	99%	$14,531	$480,000	$9,379	83%
Student Housing	1	792	95%	$11,836	60,700	1,856	17%
Total	1				$540,700	$11,235	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of March 31, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of March 31, 2024.
(3)    Average effective annual base rent represents the base rent for the year ended March 31, 2024 per leased unit, and excludes tenant recoveries, straight line rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of March 31, 2024.
(5)        Segment revenue is presented for the year ended March 31, 2024.
(6)        Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.4 million.

Real Estate Investments
The following table provides additional information regarding our portfolio of real estate as of March 31, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)
Business:
CapGrow(3)	n/a	Various	January, July and October 2023	79.90%	$465,000	1,062	99%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792	95%
Total	1				$523,000

______________________________________________

(1)    Ownership interest as March 31, 2024. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our consolidated balance sheets.
(2)     The occupancy rate is defined as the number of leased units/homes divided by the total units/homes as of March 31, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of March 31, 2024.
(3)    As of March 31, 2024, the Company owned a 79.90% effective equity interest in CapGrow. The Company has the right to buy the remaining interests in CapGrow Holdings Member LLC (“CapGrow Member”) from Sculptor RE Holdings XVII LLC (“Seller”) by January 3, 2025 at a price (i) for the first 12 months following the initial sale to the Company, that is based on a 6.5% capitalization rate on net operating income excluding corporate general and administrative expenses (“pre-corporate G&A NOI”) calculated at the time of the subsequent purchase; and (ii) for the second year following the initial sale to the Company, that is equal to a 6.0% capitalization rate on pre-corporate G&A NOI calculated at the time of purchase. As the managing member of CapGrow Member, the Company has near absolute control over CapGrow, including the ability at all times on or after the initial sale to the Company to force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow itself. However, if the Company has not exercised its option to acquire a 100% ownership interest in CapGrow Member within 24 months of the initial sale to the Company (i.e., by January 3, 2025), then Seller can also force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow. The Company’s affiliate transaction committee, which is comprised solely of the Company’s independent directors, approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2024 (amounts and square feet data in thousands). The table below excludes our student housing property as substantially all of its leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (nine months)	103	$3,046	10%	213	9%
2025	131	3,041	10%	247	10%
2026	160	4,430	14%	394	16%
2027	498	12,837	41%	997	42%
2028	68	2,927	9%	165	7%
2029	26	886	3%	58	2%
2030	23	751	2%	79	3%
2031	13	882	3%	68	3%
2032	11	2,164	7%	124	6%
2033	3	90	—%	8	—%
Thereafter	11	579	1%	43	2%
Total	1,047	$31,633	100%	2,396	100%

______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of March 31, 2024 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of March 31, 2024. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 40 different care providers, there are four that each represent more than 5% of CapGrow’s annual rent, and collectively, the leases on the properties with these tenants contribute over 60% of the Company’s rental income for the period ended March 31, 2024. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 511 of CapGrow’s properties and its leases represent approximately 42% of the Company’s rental income for the period ended March 31, 2024, and 39% of the Company's total assets as of March 31, 2024, and there are no cross-default provisions among these leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 421 of CapGrow’s properties, which represents approximately 34% of the Company’s rental income and 33% of the Company’s total assets as of March 31, 2024. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to Sevita’s business such that its subsidiaries could not honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation, several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market and overall higher property operating expenses, (ii) higher interest expenses, (iii) increases in real estate taxes to offset state and local government revenue shortfalls, (iv) increased insurance expenses in high risk markets and for high property replacement costs, and (v) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints.

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

Results of Operations
Since the Company had no significant assets or operations prior to January 4, 2023, the Company has concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•for the period from January 1, 2024 through March 31, 2024 (the “2024 Successor Interim Period”),
•for the period from January 4, 2023 through March 31, 2023 (the “2023 Successor Interim Period”), and
•for the period from January 1 through January 3, 2023 (the “2023 Predecessor Interim Period”).

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

The Predecessor condensed consolidated financial statements for the periods from January 1 through January 3, 2023 should be read in conjunction with the audited Predecessor condensed consolidated financial statements.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023 (1)

The following table sets forth information regarding the consolidated results of operations for the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, respectively (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Revenues
Rental revenue	$10,951	$8,610	$323	$2,341
Other revenue	284	264	—	20
Total revenues	11,235	8,874	323	2,361

Expenses
Property operating expenses	982	216	29	766
Management fees(2)	302	183	—	119
Performance participation allocation(2)	285	446	—	(161)
General and administrative	2,011	1,234	—	777
Organization and transaction costs	112	1,414	—	(1,302)
Depreciation and amortization	6,562	3,886	—	2,676
Total expenses	10,254	7,379	29	2,875

Operating income	981	1,495	294	(514)

Other income (expense):
Interest expense, net	(3,038)	(2,617)	(114)	(421)
Impairment of investments in real estate	(442)	(1,491)	—	1,049
Loss from an unconsolidated entity	(8)	—
Unrealized gain (loss) on derivative instruments	199	—	—	199
Total other income (expense)	(3,289)	(4,108)	(114)	827
Net income (loss)	$(2,308)	$(2,613)	$180	$313
Net income attributable to non-controlling interest in the consolidated subsidiary	(6)	461
Net loss attributable to non-controlling interest in the Operating Partnership	13	—
Net loss attributable to SDREIT stockholders	$(2,301)	$(2,152)
Net loss per common share - basic and diluted(3)	$(0.10)	$(0.14)
Weighted-average common shares outstanding - basic and diluted	22,315,432	15,019,800

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
(4) The results of operations of the Predecessor for the Period from January 1, 2023 through January 3, 2023 were immaterial and were excluded from the 2024 vs 2023 analysis below.

Rental Revenue

Rental revenue from property operations increased by $2.3 million from $8.6 million during the 2023 Successor Interim Period to $11.0 million during the 2024 Successor Interim Period, which was primarily due to the acquisition of University Courtyard in October 2023, which contributed $1.6 million of rental revenue during the 2024 Successor Interim Period. Additionally, rental revenue increased due to the assets acquired at CapGrow and annual rent increases at its leased properties.

As of March 31, 2024, the total number of properties owned and leased were 1,062 properties and 1,060 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,433 and $2,401 during the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively.

Other Revenue

Other revenue amounting to $0.3 million during the 2024 Successor Interim Period was primarily related to the acquisition of University Courtyard while other revenue amounting to $0.3 million during the 2023 Successor Interim Period was due to the termination income earned by CapGrow.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $1.2 million during the 2023 Successor Interim Period to $2.0 million for the 2024 Successor Interim Period, which was primarily due to increases in professional fees, payroll, director fees, and amortization of share-based compensation. The increase in professional fees was attributable to accrual for annual audit, tax preparation, valuation, transfer agent and fund administrative services. The increase in directors’ fee is due to the election of new independent directors in February 2023 and the commencement of their service thereafter. The increase in share-based compensation is attributable to the amortization of one-time grant and equity retainers that were granted in March and April 2023, respectively.

Organization and Transaction Costs

Organization and transaction costs amounting to $0.1 million for the 2024 Successor Interim Period was related to the incremental costs associated with the Company’s organization and offering activities. During the 2023 Successor Interim Period, organization and transaction costs were $1.4 million which pertained to the $0.9 million of costs related to the acquisition of CapGrow which was accounted for under the business combination as well as the costs associated with the Company’s organization and offering activities.

Property Operating Expenses

Property operating expenses costs increased by $0.8 million from $0.2 million during the 2023 Successor Interim Period to $1.0 million during the 2024 Successor Interim Period primarily due the acquisition of University Courtyard in October 2023, which contributed property operating expenses amounting to $0.8 million.

Management Fees

Management fees increased by $0.4 million from $0.2 million during the 2023 Successor Interim Period to $0.3 million for the 2024 Successor Interim Period due to the increase in the adjusted net asset value of the Company which was the basis of the management fee.

Performance Participation Allocation

Performance participation allocation decreased by $0.2 million from $0.4 million during the 2023 Successor Interim Period to $0.3 million during the 2024 Successor Interim Period, due to the lower change in net asset value quarter over quarter. Performance participation allocation is calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceed the hurdle rate, the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) is entitled to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.7 million from $3.9 million during the 2023 Successor Interim Period to $6.6 million for the 2024 Successor Interim Period due primarily to the acquisition of University Courtyard in October 2023 ($2.3 million).

Interest Expense, net

Interest expense, net increased by $0.4 million from $2.6 million during the 2023 Successor Interim Period to $3.0 million for the 2024 Successor Interim Period, which was due to the financing used to acquire University Courtyard ($0.2 million), partially offset by the interest income earned from our money market funds ($0.2 million).

Impairment of Investments in Real Estate
Impairment of investments in real estate amounting $0.4 million during the 2024 Successor Interim Period was due to the write down of two impaired vacant assets, five held for sale assets and five assets sold. Impairment of investments in real estate amounting $1.5 million during the 2023 Successor Interim Period was due to the write down of two impaired vacant assets, 14 held for sale assets and 9 assets sold. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

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

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the three months ended March 31, 2024 and for the period from January 4, 2023 through March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023
Net income (loss) attributable to SDREIT shareholders	$(2,301)	$(2,152)
Adjustments to arrive at FFO:
Depreciation and amortization	6,562	3,886
Impairment on investments in real estate	442	1,491
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(712)	(2,059)
Unconsolidated entities depreciation and noncontrolling interests adjustments	3	—
FFO attributable to SDREIT shareholders	3,994	1,166
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(159)	(278)
Amortization of below-market lease intangibles	(1,266)	(991)
Amortization of discount on mortgage and other loans payable	70	65
Amortization of deferred financing fees - property level	47	—
Amortization of restricted stock awards	87	20
Organizational costs and transaction costs	112	1,414
Non-cash performance participation allocation	285	—
Unrealized loss from changes in the fair value of financial instruments	(199)	—
Amount attributable to unconsolidated entities for above adjustments	—	—
Amount attributable to non-controlling interests for above adjustments	435	128
AFFO attributable to SDREIT shareholders	$3,406	$1,524
Recurring tenant improvements and other capital expenditures	—	—
Management fee	302	183
Stockholder distribution fees paid	(81)	—
FAD attributable to SDREIT shareholders	$3,627	$1,707

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF, Class EE and AA common shares, which was reduced by the noncontrolling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2024 (amounts in thousands, except per share/unit data):

Components of NAV	March 31, 2024
Investments in real estate (including goodwill)	$540,700
Investment in an unconsolidated entity	1,997
Cash and cash equivalents	17,963
Restricted cash	11,123
Receivables	380
Due from related parties	289
Other assets	3,743
Mortgages and other loans payable, net	(259,953)
Accounts payable and other liabilities	(12,128)
Management fee payable	(200)
Due to related parties	(656)
Accrued performance participation allocation	(285)
Noncontrolling interests in the consolidated subsidiaries	(59,306)
Net Asset Value	$243,667
Number of outstanding shares/units	22,683,451
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Operating Partnership Units	Total
NAV	$173,499	$65,155	$1,068	$2,365	$1,580	$243,667
Number of outstanding shares/ units	16,103,030	6,115,489	98,611	220,392	145,929	22,683,451
NAV Per Share/Unit	$10.7743	$10.6542	$10.8282	$10.7307	$10.8282	$10.7421
The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of March 31, 2024:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.5%	7.0%
Student Housing	11.0%	6.3%

These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at March 31, 2024:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate (weighted average)	0.25% decrease	1.3%	1.1%
Discount Rate (weighted average)	0.25% increase	(1.5)%	(1.1)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.5%	5.1%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.5)%	(4.5)%

The following table details the contracted weighted average fixed rate mortgage rates on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of March 31, 2024:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate mortgages (weighted average)	4.45%	6.43%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our March 31, 2024 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.50%	0.40%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.50)%	(0.40)%

The following table reconciles shareholders’ equity per our Consolidated Balance Sheet to our NAV (amounts in thousands):

March 31, 2024
Shareholders’ equity	$199,168
Redeemable non-controlling interest in SDREIT Operating Partnership	1,581
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$200,749
Adjustments:
Accrued organizational and offering costs	3,509
Accumulated depreciation and amortization under GAAP	20,464
Straight line rent receivable	(1,047)
Unrealized net real estate appreciation	19,795
Accrued stockholder servicing fee	181
Unvested dividends reinvestment	16
NAV	$243,667
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

•Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class FF. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share as an offering cost at the time we sold Class FF shares. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reductions of NAV on a monthly basis when such fees are paid.

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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0629 per share for the month ended March 31, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum.

The following table details the total net distributions for each of our share class from inception through record date March 31, 2024:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares
March 31, 2023	$0.0588	$—	$—	$—
April 30, 2023	0.0588	—	—	—
May 31, 2023	0.0609	0.0609	—	—
June 30, 2023	0.0611	0.0611	—	—
July 31, 2023	0.0611	0.0611	—	—
August 31, 2023	0.0628	0.0628	—	—
September 30, 2023	0.0625	0.0625	—	—
October 31, 2023	0.0622	0.0577	—	—
November 30, 2023	0.0628	0.0584	—	—
December 31, 2023	0.0633	0.0633	0.0633	—
January 31, 2024	0.0627	0.0627	0.0627	—
February 29, 2024	0.0631	0.0631	0.0631	0.0631
March 31, 2024	0.0629	0.0629	0.0629	0.0629
Total	$0.8030	$0.6765	$0.2520	$0.1260

The following tables detail our distributions declared for the three months ended March 31, 2024 (amounts in thousands):

	Amount	Percentage
Distributions
Payable in cash	$3,435	83%
Reinvested in shares	706	17%
Total distributions	$4,141	100%

Sources of Distributions
Cash flows from operating activities	$4,141	100%
Offering proceeds	—	—%
Total Sources of distribution	$4,141	100%

Cash flows from operating activities	$4,576
Funds from operations(1)	$3,994
Adjusted funds from operations(1)	$3,406
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

Subsequent to March 31, 2024, we paid approximately $2.3 million of distributions in cash using cash flows from operations and approximately $0.5 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $18.0 million of immediate liquidity as of March 31, 2024, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of March 31, 2024, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of March 31, 2024 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.76%	March 2031	n/a	$232,909
Revolving credit facility(3)	8.83%	February 2025	$50,000	11,697
Financing obligations(4)				23,200
Discount and deferred financing costs, net				(3,652)
Total indebtedness				$264,154
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from May 2024 through February 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the period from January 4, 2023 through March 31, 2024, was 8.83%. The revolving credit facility provides a one-year extension option subject to an extension fee of 0.30% of the total loan commitment. The maturity date was extended to February 2025 as a result of the Company exercising its one-year extension option.
(4)     This financing obligation is related to the sale and leaseback transaction of University Courtyard, which is accounted for as a failed and leaseback transaction because the lease is classified as a finance lease. Accordingly, the underlying land is still included in the investments in real estate in the consolidated balance sheet as of March 31, 2024 and the proceeds from the sale are accounted for as a financing obligation. The rental payment under the lease will be allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-yeaar lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of the $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million

In March 2023, the Company commenced the offering of its shares through a continuous private placement offering. It is our intention to issue Class F shares and Class FF shares in the offering only through January 1, 2025. Commencing October 1, 2023, Class A, Class AA, Class D, Class I and Class S shares became available for issuance in the offering to the extent there are subscriptions for such shares.

As of March 31, 2024, we had received net proceeds of $79.2 million from selling an aggregate of 1,042,136 Class F common shares, 6,115,489 Class FF common shares and 220,393 Class AA in the private Offering. This is in addition to the $150.2 million raised from the sale of 15,019,800 Class F common shares in private transactions that preceded this Offering. Additionally, 98,612 of Class E common shares were also issued as a payment of management fees incurred.

Cash Flows
Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023 (amounts in thousands):

	Three Months Ended March 31, 2024	Period from January 4, 2023 through March 31, 2023	Difference
Cash flows provided by operating activities	$4,576	2,963	$1,613
Cash flows used in investing activities	(4,200)	(138,148)	133,948
Cash flows provided by financing activities	5,608	2,810	2,798
Net change in cash and cash equivalents and restricted cash	$5,984	$(132,375)	$138,359
Cash flows provided by operating activities increased by approximately $1.6 million during the 2024 Successor Interim Period primarily due to the increased portfolio cash flow as a result of asset acquisitions, partially offset by an increase in corporate expenses.

Cash flows used in investing activities decreased by approximately $133.9 million during the 2024 Successor Interim Period primarily due to lower asset acquisitions at CapGrow or capital expenditures. In January 2023, the Company acquired its 61.64% controlling interest in CapGrow at a total enterprise value.

Cash flows provided by financing activities increased by approximately $2.8 million during the 2024 Successor Interim Period primarily due to the proceeds from stock issuances and net proceeds from portfolio level financing partially offset by the distributions to stockholders.

Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Annual Report. There have been no changes in such estimates.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2024 (amounts in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$264,462	$8,611	$19,891	$30,560	$205,400
Organization and offering costs(2)	3,508	526	1,404	1,403	175
Total	$267,970	$9,137	$21,295	$31,963	$205,575
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Includes $3.5 million of amount owed to our Adviser as of March 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 for the Company. Our exposures to market risk have not changed materially since December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10, “Related Party Transactions,” to our consolidated financial statements, the Advisor may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the three months ended March 31, 2024, the Adviser elected to receive its management fees in Class E shares and we issued 27,905 unregistered Class E shares to the Adviser in satisfaction of the management fees for the period from November 2023 through January 2024. Since our Adviser elected to receive Class E shares, we also issued 1,382 unregistered Class E shares to the Adviser as part of the distribution reinvestment program.

During the three months ended March 31, 2024, the Company issued 110,153 shares of Class FF common stock and 220,266 shares of Class AA common stock for aggregate net proceeds of approximately $3.9 million. During the three months ended March 31, 2024, the Company issued 3,317 shares of Class F common stock, 61,426 shares of Class FF common stock and 127 shares of Class AA common stock for aggregate net proceeds of approximately $0.7 million, as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, to and suspensions of the share repurchase plan will be promptly disclosed to stockholders via their financial representatives. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Our board of directors must affirmatively authorize the recommencement of the plan if it is suspended before stockholder requests will be considered again.

During the three months ended March 31, 2024, the Company did not receive any repurchase requests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Annual Report on Form 10-K for the period ended March 31, 2024 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	May 15, 2024	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(principal executive officer)

Date:	May 15, 2024	By:	/s/ Herbert A. Pollard
Herbert A. Pollard
Chief Financial Officer, Treasurer and Director
(principal financial officer)

Date:	May 15, 2024	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(principal accounting officer)