Form 10-Q
period 2024-06-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2024-08-14
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

As of August 13, 2024, the registrant had the following shares outstanding: 16,059,609 outstanding shares of Class F common stock, 6,233,469 outstanding shares of Class FF common stock, 218,321 outstanding shares of Class E common stock, 1,562,856 outstanding shares of Class AA common stock and 27,202 outstanding shares of Class A common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets of the Successor as of June 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations of the Successor for the Three Months Ended June 30, 2024 and 2023	2
	Condensed Consolidated Statements of Operations of the Successor for the Six Months Ended June 30, 2024 and for the Period from January 4, 2023 through June 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	3
	Condensed Consolidated Statements of Changes in Equity of the Successor for the Three Months Ended June 30, 2024 and 2023	4
	Condensed Consolidated Statements of Changes Equity of the Successor for the Six Months Ended June 30, 2024 and for the Period from January 4, 2023 through June 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	5
	Condensed Consolidated Statements of Cash Flows of the Successor for the Six Months Ended June 30, 2024 and for the Period from January 4, 2023 through June 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
SIGNATURES		57

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$463,341	$470,783
Investment in an unconsolidated entity	1,897	—
Cash and cash equivalents	26,374	16,696
Restricted cash	8,779	6,406
Deferred rent and other receivables	1,864	1,326
Goodwill	34,458	34,458
Lease intangible assets, net	38,668	44,783
Other assets	5,612	4,563
Total assets	$580,993	$579,015

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$228,463	$230,386
Revolving credit facility, net	11,957	10,139
Accounts payable and other liabilities	11,551	7,798
Financing obligation, net	22,951	22,951
Due to related parties	4,364	5,586
Lease intangible liabilities, net	51,506	54,252
Total liabilities	330,792	331,112

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,602	—

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 16,059,357 and 16,058,619 shares issued and outstanding, respectively	161	161
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,188,300 and 5,943,910 shares issued and outstanding, respectively	62	58
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 196,207 and 69,325 shares issued and outstanding, respectively	2	1
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 1,076,927 and no shares issued and outstanding, respectively	11	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	236,062	221,253
Accumulated deficit and cumulative distributions	(33,247)	(20,458)
Total stockholders’ and members’ equity	203,051	201,015
Non-controlling interests in the consolidated subsidiaries	45,548	46,886
Non-controlling interests in the Operating Partnership	—	2
Total equity	248,599	247,903
Total liabilities and equity	$580,993	$579,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2024	2023
Revenues
Rental revenue	$10,739	$9,005
Other revenue	272	294
Total revenues	11,011	9,299

Expenses
Property operating expenses	1,041	96
Management fees	318	207
Performance participation allocation	(285)	277
General and administrative	2,067	1,567
Organization and transaction costs	60	495
Depreciation and amortization	6,344	4,088
Total expenses	9,545	6,730

Operating income	1,466	2,569

Other income (expense):
Interest expense, net	(3,013)	(2,625)
Impairment of investments in real estate	(580)	(909)
Income (loss) from an unconsolidated entity	18	—
Unrealized gain (loss) on derivative instruments	(61)	—
Gain (loss) on sale of real estate	34	—
Total other income (expense)	(3,602)	(3,534)
Net income (loss)	(2,136)	(965)
Net income (loss) attributable to non-controlling interest in the consolidated subsidiaries	67	(144)
Net income (loss) attributable to redeemable non-controlling interest in the Operating Partnership	16	—
Net income (loss) attributable to SDREIT stockholders	$(2,053)	$(1,109)
Net income (loss) per common share - basic and diluted	$(0.09)	$(0.11)
Weighted-average common shares outstanding - basic and diluted	23,225,630	15,736,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023
Revenues
Rental revenue	$21,690	$17,615	$323
Other revenue	556	558	—
Total revenues	22,246	18,173	323

Expenses
Property operating expenses	2,023	312	29
Management fees	620	390	—
Performance participation allocation	—	723	—
General and administrative	4,078	2,801	—
Organization and transaction costs	172	1,909	—
Depreciation and amortization	12,906	7,974	—
Total expenses	19,799	14,109	29

Operating income	2,447	4,064	294

Other income (expense):
Interest expense, net	(6,051)	(5,242)	(114)
Impairment of investments in real estate	(1,022)	(2,400)	—
Income (loss) from an unconsolidated entity	10	—	—
Unrealized gain (loss) on derivative instruments	138	—	—
Gain (loss) on sale of real estate	34	—	—
Total other income (expense)	(6,891)	(7,642)	(114)
Net income (loss)	(4,444)	(3,578)	$180
Net income attributable to non-controlling interest in the consolidated subsidiaries	61	317
Net loss attributable to redeemable non-controlling interest in the Operating Partnership	29	—
Net loss attributable to SDREIT stockholders	$(4,354)	$(3,261)
Net loss per common share - basic and diluted	$(0.19)	$(0.21)
Weighted-average common shares outstanding - basic and diluted	22,770,531	15,379,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Successor:
Balance at March 31, 2024	$161	$61	$1	$2	$225,843	$—	$(26,900)	$199,168	$46,489	$245,657
Common stock issued	—	—	—	9	9,555	—	—	9,564	—	9,564
Distribution reinvestment	—	1	—	—	807	—	—	808	—	808
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(108)	—	—	(108)	—	(108)
Amortization of compensation awards	1	—	—	—	3	—	—	4	—	4
Distributions declared on common stock	—	—	—	—	—	—	(4,294)	(4,294)	—	(4,294)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	174	174
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,048)	(1,048)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	(38)	—	—	(38)	—	(38)
Net income (loss)	—	—	—	—	—	—	(2,053)	(2,053)	(67)	(2,120)
Balance at June 30, 2024	$161	$62	$2	$11	$236,062	$—	$(33,247)	$203,051	$45,548	$248,599

Three Months Ended June 30, 2023
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Successor:
Balance at March 31, 2023	$150	$—	$—	$—	$150,068	$—	$(4,811)	$145,407	$86,488	$231,895
Common stock issued	—	17	—	—	17,393	—	—	17,410	—	17,410
Distribution reinvestment	—	—	—	—	5	—	—	5	—	5
Amortization of compensation awards	—	—	—	—	173	—	—	173	—	173
Distributions declared on common stock	—	—	—	—	—	—	(2,860)	(2,860)	—	(2,860)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—		—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,787)	(1,787)
Net income (loss)	—	—	—	—	—	—	(1,109)	(1,109)	144	(965)
Balance at June 30, 2023	$150	$17	$—	$—	$167,639	$—	$(8,780)	$159,026	$84,845	$243,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Successor:
Six Months Ended June 30, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Successor:
Balance at December 31, 2023	$161	$59	$1	$—	$221,253	$—	$(20,457)	$201,017	$46,886	$247,903
Common stock issued	—	1	—	11	13,463	—	—	13,475	—	13,475
Distribution reinvestment	—	2	—	—	1,516	—	—	1,518	—	1,518
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(187)	—	—	(187)	—	(187)
Amortization of compensation awards	1	—	—	—	90	—	—	91	—	91
Distributions declared on common stock	—	—	—	—	—	—	(8,436)	(8,436)	—	(8,436)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	686	686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	(73)	—	—	(73)	—	(73)
Net income (loss)	—	—	—	—	—	—	(4,354)	(4,354)	(61)	(4,415)
Balance at June 30, 2024	$161	$62	$2	$11	$236,062	$—	$(33,247)	$203,051	$45,548	$248,599

Period from January 1, 2023 through January 3, 2023 (Predecessor) and Period from January 4, 2023 through June 30, 2023 (Successor)
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Additional Paid-in Capital	Members’ Equity	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Predecessor:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$78,518	$—	$78,518	$—	$78,518
Net income (loss)	—	—	—	—	—	180	—	180	—	180
Balance at January 3, 2023	$—	$—	$—	$—	$—	$78,698	$—	$78,698	$—	$78,698

Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rollover equity in Company parent	150	—	—	—	150,048	—	(1,773)	148,425	—	148,425
Common stock issued	—	17	—	—	17,393	—	—	17,410	—	17,410
Distribution reinvestment	—	—	—	—	5	—	—	5	—	5
Amortization of restricted stock grants	—	—	—	—	193	—	—	193	—	193
Distributions declared on common stock	—	—	—	—	—	—	(3,746)	(3,746)	—	(3,746)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	88,864	88,864
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,702)	(3,702)
Net income (loss)	—	—	—	—	—	—	(3,261)	(3,261)	(317)	(3,578)
Balance at June 30, 2023	$150	$17	$—	$—	$167,639	$—	$(8,780)	$159,026	$84,845	$243,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(4,444)	$(3,578)	$180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,906	7,974	—
Amortization of discounts and deferred financing costs	263	135	—
Impairment of investments in real estate	1,022	2,400	—
(Gain) loss on sale of real estate	(34)	—	—
Straight-line rent adjustment	(285)	(504)	—
Amortization of above- and below-market leases	(2,300)	(2,068)	—
Amortization of share-based compensation	91	193	—
Unrealized loss on interest rate cap	(138)	—	—
Loss on an unconsolidated entity	(10)	—	—
Other reconciling items	45	2	—
Changes in operating assets and liabilities:
Deferred rent and other receivables	(297)	1,575	559
Other assets	426	49	(2)
Accounts payable and other liabilities	1,464	(924)	287
Due to related parties	416	1,171	—
Net cash provided by operating activities	9,125	6,425	1,024
Cash Flows From Investing Activities:
Acquisition of a business	—	(132,775)	—
Acquisition of real estate	(3,562)	(10,384)	—
Additions to real estate	(1,388)	(126)	—
Deposit on real estate acquisition, net of refunds	48	—	—
Proceeds from sale of real estate	3,115	9,045	—
Investment in an unconsolidated entity	(1,935)	—	—
Distributions in excess of cumulative earnings from an unconsolidated entity	48	—	—
Net cash used in investing activities	(3,674)	(134,240)	—
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(2,070)	(7,165)	(140)
Proceeds from revolving credit facility	1,954	7,246	—
Payment of deferred financing costs	(252)	(65)	—
Deferred offering costs	(249)	—	—
Due to related parties	(72)	1,064	—
Subscriptions received in advance	2,575	2,580	—
Issuance of common stock	12,873	17,410	—

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023
Distribution to shareholders	(6,882)	(2,707)	—
Contribution by noncontrolling interests in the consolidated subsidiaries	686	1,025	—
Distribution to noncontrolling interests in the consolidated subsidiary	(1,963)	(3,702)	—
Net cash provided by (used in) financing activities	6,600	15,686	(140)
Net change in cash and cash equivalents and restricted cash	12,051	(112,129)	884
Cash and cash equivalents and restricted cash at beginning of period	23,102	150,286	7,488
Cash and cash equivalents and restricted cash at end of period	$35,153	$38,157	$8,372

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$26,374	$30,503	$3,049
Restricted cash	8,779	7,654	5,323
Total cash and cash equivalents and restricted cash	$35,153	$38,157	$8,372
Supplemental Information:
Interest paid	$5,690	$5,270	$188
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage and other notes payable assumed at acquisition	$—	$190,832	$—
Revolving credit facility assumed at acquisition	$—	$30,284	$—
Dividends unpaid	$1,454	$1,034	$—
Distribution reinvestment	$1,516	$5	$—
Contribution by noncontrolling interests in a consolidated subsidiary	$—	$87,839	$—
Contributions by noncontrolling interests in the Operating Partnership	$1,566	$—	$—
Distributions to noncontrolling interests in the Operating Partnership	$10	$—	$—
Transfer to assets held for sale	$1,385	$1,325	$—
Transfer of mortgages related to assets held for sale	$—	$1,092	$—
Management fee paid in shares	$605	$—	$—
Performance allocation paid in Operating Partnership units	$1,566	$—	$—
Accrued distribution fee	$61	$—	$—
Adjustment to carrying value of redeemable common stock	$73	$—	$—

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. Except for the three months ended June 30, 2024 and 2023, the Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•for the six months ended June 30, 2024 (the “2024 Successor Interim Period”)
•for the period from January 4, 2023 through June 30, 2023 (the “2023 Successor Interim Period”)
•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Interim Period”)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2024 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

The Successor condensed consolidated financial statements as of June 30, 2024 and for the period from January 4, 2023 through June 30, 2023 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

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

As of June 30, 2024, the total assets and liabilities of the Company's consolidated VIEs were $581.0 million and $330.8 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Deferred Leasing Costs

Deferred leasing costs consist primarily of leasing commissions incurred to initiate or renew operating leases. These costs are capitalized as part of other assets in the condensed consolidated balance sheets and amortized on a straight-line basis over the related lease term. Amortization of deferred leasing costs is recorded as part of depreciation and amortization expenses in the condensed consolidated statements of operations. Upon the early termination of a lease, any unamortized deferred leasing costs are charged to expense.

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

Depreciation is computed using the straight-line method. The estimated useful life of each building is thirty years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to fifteen years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture and fixtures are capitalized and depreciated over useful lives ranging from four to seven years. Depreciation expense amounted to $3.6 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense amounted to $7.2 million and $6.0 million for the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Company evaluates its real estate investments for impairment upon occurrence of a significant adverse change in its operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If indicators of impairment are identified, the Company estimates the future undiscounted cash flows from the use and eventual disposition of the property and compares this amount to the carrying value of the property. If any real estate investment is considered impaired, a loss is recognized to reduce the carrying value of the property to its estimated fair value. Refer to Note 3, “Investments in Real Estate, Net”, for detailed information regarding impairment loss recorded.

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of June 30, 2024 and December 31, 2023, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $2.2 million and $0.8 million, respectively. As of June 30, 2024 and December 31, 2023, liabilities held for sale, which are included in accounts payable and other liabilities in the condensed consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Derivative Financial Instruments

The Company uses interest rate caps, a derivative financial instrument, to manage risks from increases in interest rates. The Company records all derivatives at fair value on our condensed consolidated balance sheets. At the inception of a derivative contract, the Company will determine whether the instrument will be part of a qualifying hedge accounting relationship or a contract as a trading instrument. The Company has elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our condensed consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our condensed consolidated balance sheets at fair value. The Company has elected to classify our interest rate derivative instruments as financing activities on our condensed consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Refer to Note 11, “Fair Value Disclosures,” for additional information.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of June 30, 2024 and December 31, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2024 and December 31, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company incurred organization and offering costs (including legal, accounting, and other expenses attributable to the organization but excluding any upfront selling commissions and distribution fees) amounting to approximately $0.2 million and $1.1 million, respectively. See Note 10, “Related Party Transactions,” for the related disclosures.

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

The second reportable segment, Student Housing, is associated with the Denton JV. The Denton JV owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. Decisions regarding the allocation of resources are made at the property level. See Note 15, “Segment Reporting”, for related disclosures.

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

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Leasing Arrangements

CapGrow leases its corporate office. Prior to business combination with the Company, CapGrow accounted for this lease as an operating lease in accordance with the adoption of ASC 842, “Leases,” effective January 1, 2020, which requires a recognition of right-of-use (“ROU”) asset and lease liability in the condensed consolidated balance sheets for the rights and obligations created from this lease. CapGrow recognized the operating lease ROU asset and lease liability based on the present value of future minimum lease payments over the expected lease term at commencement date, which was calculated using CapGrow’s incremental borrowing rate. At acquisition date, the Company remeasured the ROU asset and lease liability, as if it were a new lease, at the present value of the remaining lease payments, which was calculated using the Company’s incremental borrowing rate and considered adjustment related to favorable or unfavorable terms of the lease as compared to market terms.

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, ROU asset, which was included in other assets in the consolidated balance sheets, was $0.3 million and $0.3 million, respectively. As of June 30, 2024 and December 31, 2023, lease liability, which was included in accounts payable and other liabilities in the condensed consolidated balance sheets was $0.3 million and $0.3 million, respectively.

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

Diluted EPS of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding for the period. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. All classes of common stock are allocated to net income (loss) at the same rate and receive the same gross distribution share. There were no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical to both basic and diluted shares for the both the 2024 Successor Interim Period and 2023 Successor Interim Period.

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

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	June 30, 2024	December 31, 2023
Land and land improvements	$75,537	$75,885
Building and improvements	405,927	406,090
Furniture, fixtures and equipment	1,206	1,197
Total real estate properties, at cost	482,670	483,172
Less: accumulated depreciation	(19,329)	(12,389)
Investments in real estate, net	$463,341	$470,783

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
$141,147

On July 5, 2023, the Company acquired additional equity interests in CapGrow for $18 million, thereby increasing its indirect controlling interest in CapGrow to 69.22%. On October 3, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling interest in CapGrow to 79.64%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $3.6 million, is recognized as an adjustment in additional paid in capital on the condensed consolidated statements of equity. As of June 30, 2024, the Company owns a 79.93% indirect controlling interest in CapGrow.

Asset Acquisitions

During the three months ended June 30, 2024 and the 2024 Successor Interim Period, the Company, through CapGrow, acquired three and ten vacant homes at an aggregate purchase price of approximately $1.2 million and $3.5 million, respectively.
During the three months ended June 30, 2023 and the 2023 Successor Interim Period, the Company, through CapGrow, acquired one and eleven vacant homes at an aggregate purchase price of approximately $0.2 million and $10.4 million, respectively.

On October 27, 2023, Denton JV, through its wholly-owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58.0 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
underlying land to a third party for a gross purchase price of $23.2 million and (b) a 99-year ground lease agreement (the “Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard. See Note 8, “Borrowings”, for the related disclosures surrounding the Ground Lease and Leasehold Interest.

Asset Dispositions

Except for one asset sold at a gain amounting to $34 thousand during the three months ended June 30, 2024, for the three months ended June 30, 2024 and the 2024 Successor Interim Period, impairment losses of $0.2 million and $0.4 million, respectively, were recognized for these assets sold and included in impairment on investments in real estate on the condensed consolidated statements of operations. For the three months ended June 30, 2024 and the 2024 Successor Interim Period, we sold five and ten homes for aggregate net proceeds of $2.0 million and $3.1 million, respectively

For the three months ended June 30, 2023 and the 2023 Successor Interim Period, we sold 14 and 30 homes for aggregate net proceeds of $4.2 million and $9.0 million, respectively. Impairment losses of $1.1 million and $1.6 million, respectively, were recognized and included in impairment on investments in real estate on the condensed consolidated statements of operations.

Properties Held-for-Sale and Asset Impairment

As of June 30, 2024, the Company identified three properties classified as held for sale and one vacant property as impaired in its Residential (Business) segment. As of December 31, 2023, the Company identified one property classified as held for sale and five vacant properties as impaired in its Residential (Business) segment.

The details of impairment losses for the three months ended June 30, 2024 and 2023, 2024 Successor Interim Period and 2023 Successor Interim Period, are as follows (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Impairment loss - assets sold	$204	$1,123
Impairment loss - held for sale and vacant(1)	376	(214)
	$580	$909
___________________________________________
(1) Amount is net of impairment loss reclassified to Impairment loss - assets sold during the three months ended June 30, 2023.

	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023
Impairment loss - assets sold	$398	$1,644
Impairment loss - held for sale and vacant	624	756
	$1,022	$2,400

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through its wholly owned subsidiary (“Neptune Owner”), closed on the acquisition of the Newport Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.00% in the Newport Portfolio as of June 30, 2024. Our maximum loss is limited to the amount of our equity investment in this VIE. As of June 30, 2024, the Company’s investment in unconsolidated entity was $1.9 million, and the income from unconsolidated entity, which was included in income from an unconsolidated entity on the condensed consolidated statements of operations was less than $0.1 million for the three months ended June 30, 2024 and 2024 Successor Interim Period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
5.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities (in thousands) as of June 30, 2024 and December 31, 2023 are as follows.

	June 30, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(990)	$2,163
In-place lease intangibles	13,627	(6,388)	7,239
Leasing commissions	33,356	(4,090)	29,266
Total intangible assets	$50,136	$(11,468)	$38,668

Intangible liabilities, net:
Below-market lease intangibles	$(58,370)	$6,864	$(51,506)

	December 31, 2023
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(658)	$2,495
In-place lease intangibles	13,701	(2,310)	11,391
Leasing commissions	33,650	(2,753)	30,897
Total intangible assets	$50,504	$(5,721)	$44,783

Intangible liabilities, net:
Below-market lease intangibles	$(58,900)	$4,648	$(54,252)

For the three months ended June 30, 2024 and 2023 the Company recognized $1.0 million and $1.1 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.4 million of accumulated amortization related to fully depreciated assets as of June 30, 2024 , held for sale assets and sold assets. Additionally, during the three months ended June 30, 2024 and 2023, the Company recorded $2.0 million and $1.0 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.3 million of accumulated amortization related to fully depreciated assets, held for sale assets and sold assets as of June 30, 2024. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed statements of operations

For the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recognized $2.3 million and $2.1 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. Amortization of the in-place leases and leasing commissions during the 2024 Successor Interim Period and 2023 Successor Interim Period aggregating to $5.0 million and $1.9 million, respectively, are included in depreciation and amortization of the condensed statements of operations.

The recognition of these items was not applicable to the 2023 Predecessor Interim Period

As of June 30, 2024, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 4.3 years, 11.2 years, 12.7 years and 13.3 years respectively. The estimated

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
future amortization of the Company's lease intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2024 (6 months)	$325	$470	$1,372	$(2,306)
2025	640	897	2,729	(4,551)
2026	511	788	2,619	(4,421)
2027	343	689	2,501	(4,264)
2028	94	577	2,338	(4,100)
Thereafter	250	3,818	17,707	(31,864)
	$2,163	$7,239	$29,266	$(51,506)

6.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 11, “Fair Value Measurements,” for additional information on the interest rate cap included in Derivative assets below.

	June 30, 2024	December 31, 2023
Derivative assets	$2,630	$2,492
Assets held for sale	2,222	837
Prepaid insurance	82	390
Right of use asset - operating lease	269	302
Deferred costs	121	102
Prepaid ground rent	93	93
Pre-acquisition costs	68	116
Other	127	231
Total	$5,612	$4,563

7.ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	June 30, 2024	December 31, 2023
Tenant security deposits	$2,422	$2,440
Accounts payable and accrued expenses	4,021	2,333
Distribution payable	1,454	1,408
Liabilities related to assets held for sale	713	713
Deferred income	93	355
Lease liability - operating lease	273	306
Subscriptions received in advance	2,575	125
Due to seller	—	118
Total	$11,551	$7,798

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
(in thousands, except share and per share data)
8.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	June 30, 2024	December 31, 2023	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,386	$5,485	7.50%	October 2026
Mortgage note payable(2)	9,154	9,356	5.19%	June 2027
Mortgage note payable(2)	8,858	8,987	3.75%	April 2028
Mortgage note payable(2)	7,517	7,589	5.59%	April 2028
Mortgage note payable(2)	18,270	18,427	4.28%	November 2029
Mortgage note payable(3)	48,629	49,087	3.59%	September 2030
Mortgage note payable(4)	38,236	38,573	3.85%	January 2031
Mortgage note payable(2)	1,997	2,024	4.35%	February 2031
Mortgage note payable(5)	24,982	24,982	4.01%	January 2032
Mortgage note payable(2)	14,086	14,266	4.00%	March 2032
Mortgage note payable(6)	32,241	32,241	6.60%	September 2033
Mortgage note payable (7)	20,880	20,880	7.88%	November 2033
Mortgage note payable(2)	1,239	1,324	5.63% to 6.40%	February 2037 through 2039
Notes payable(8)	915	1,239	7.00%	various
Total	232,390	234,460
Discounts and deferred financing costs, net	(3,214)	(3,361)
Total mortgages and other loans payable, net	$229,176	$231,099
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at June 30, 2024 and December 31, 2023, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other items, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
(2) These loans are subject to monthly principal and interest payments through maturity date.
(3) Interest only payment loan through September 2023, at which time, monthly principal and interest payments are due through maturity date.
(4) Interest only payment loan through January 2024, at which time, monthly principal and interest payments are due through maturity date.
(5) Interest only payment loan through January 2025, at which time, monthly principal and interest payments are due through maturity date.
(6) Interest only payment loan through September 2026, at which time, monthly principal and interest payments are due through maturity date.
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage and $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interests only payment through November 2028, at which time, monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 11, “Fair Value Measurement,” for additional information related to this interest rate cap.
(8) These loans, which are owed to private parties, bear interest rates at 7%. Monthly principal and interest payments are due through maturity date beginning May 2024 through July 2027.

Revolving Credit Facility

In February 2022, the Predecessor entered into a third amended and restated revolving line of credit agreement (the “2022 Credit Facility” or “Credit Facility”) with CIBC Bank USA, which was previously amended in July 2021 (the “2021 Credit Facility”) and was originally entered into by the Predecessor in December 2020. Under the 2022 Credit Facility, the maximum borrowing facility increased from $40.0 million to $50.0 million and the maturity date of the 2021 Credit Facility was extended from February 2022 to February 2024. The maturity date of the 2022 Credit Facility was further extended to February 2025 as a result of the Company exercising its one-year extension option. The 2022 Credit Facility bears interest

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
equal to Term SOFR plus 3.5% per annum. Prior to the amendment of the 2021 Credit Facility, interest was based on LIBOR plus 3% per annum with a 0.25% LIBOR floor. As part of the business combination described in Note 3, “Investments in Real Estate,” the Company assumed the outstanding loan balance of $30.3 million. As of June 30, 2024 and December 31, 2023, the interest rate was 8.85% and 8.86%, respectively. As of June 30, 2024 and December 31, 2023, the Credit Facility had a carrying value of $12.0 million and $10.1 million, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortization over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term of all of the CapGrow Portfolio, among others. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all of its loan covenants, respectively.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of June 30, 2024 were as follows for the Company (in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2024 (6 months)	$2,203	$—	$—	$2,203
December 31, 2025	4,222	12,093	2	16,317
December 31, 2026	9,291	—	3	9,294
December 31, 2027	11,984	—	5	11,989
December 31, 2028	18,457	—	7	18,464
Thereafter	186,233	—	19,126	205,359
	$232,390	$12,093	$19,143	$263,626

9.Stockholders’ and Members’ Equity and Non-controlling Interests in the Operating Partnership and the Consolidated Subsidiaries

Authorized Capital Stock

As of June 30, 2024, the Company’s authorized capital stock was as follows:

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
	2,300,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2024
	Class F	Class FF	Class E	Class AA	Total
March 31, 2024	16,103,030	6,115,489	98,612	220,393	22,537,524
Common stock issued	—	9,358	27,993	849,206	886,557
Distribution reinvestment	2,162	63,453	2,657	7,328	75,600
Shares exchanged	(67,152)	—	66,945	—	(207)
Restricted stock grant(1)	21,317	—	—	—	21,317
June 30, 2024	16,059,357	6,188,300	196,207	1,076,927	23,520,791

	Six Months Ended June 30, 2024
	Class F	Class FF	Class E	Class AA	Total
December 31, 2023	16,058,619	5,943,910	69,325	—	22,071,854
Common stock issued	—	119,511	55,898	1,069,472	1,244,881
Distribution reinvestment	5,479	124,879	4,039	7,455	141,852
Shares exchanged	(67,152)	—	66,945	—	(207)
Restricted stock grant(1)	62,411	—	—	—	62,411
June 30, 2024	16,059,357	6,188,300	196,207	1,076,927	23,520,791
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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. As of June 30, 2024 and December 31, 2023, there were no shares repurchased under the Repurchase Plan.

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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2024
	Class F	Class FF	Class E	Class AA
Aggregate gross distributions declared per share of common stock	$0.1882	$0.1882	$0.1882	$0.1882
Distribution fee per share of common stock	—	(0.0133)	—	(0.0133)
Net distributions declared per share of common stock	$0.1882	$0.1749	$0.1882	$0.1749

	Six Months Ended June 30, 2024
	Class F	Class FF	Class E	Class AA
Aggregate gross distributions declared per share of common stock	$0.3769	$0.3769	$0.3769	$0.3142
Distribution fee per share of common stock	—	(0.0266)	—	(0.0221)
Net distributions declared per share of common stock	$0.3769	$0.3503	$0.3769	$0.2921

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

During the 2024 Successor Interim Period, the Company issued 5,479 Class F Shares, 124,879 Class FF Shares, 4,039 Class E Shares and 7,455 Class AA shares under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an initial one-time grant of Class F restricted shares of common stock valued at $100,000 (“Initial Grant”), annual compensation consisting of a number of restricted shares (“Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (“Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Prior to September 3, 2023, any grant of restricted stock was based on the then-current per share transaction price of the Class F shares at the time of grant. Thereafter, any grant of restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Subject to the approval of the Board, the Company expects to issue Class E shares to non-employee directors in exchange for Class F shares previously issued to them under an Initial Grant or subsequent grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these Class F restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

In March 2023, the Company granted approximately $0.6 million or approximately 62,410 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP vested between February 2024 and April 2024. In June 2024, the Company granted approximately $0.2 million or approximately 22,792 Class E restricted shares of common stock which represented the Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest in June 2025. As of June 30, 2024, 414,798 shares of common stock remain available for issuance under the Compensation Plan. Total compensation cost recognized was less than $0.1 million during each of the three months ended June 30, 2024 and 2023. Total compensation cost recognized was less than $0.1 million during each of the 2024 Successor Interim Period and 2023 Successor Interim Period. The Company adopted the policy of accounting for forfeitures as they occur. As of June 30, 2024, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

In January 2024, the Company issued 144,239 Class E units as payment for the 2023 performance allocation. Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
December 31, 2023	$2	$2
Settlement of 2023 performance participation allocation	1,611	—
Distributions	(55)	—
GAAP income allocation	(29)	—
Adjustment to carrying value of redeemable equity instrument	73	—
June 30, 2024	$1,602	$2

Non-controlling Interest in the Consolidated Subsidiaries

Noncontrolling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in CapGrow Member, CapGrow and Denton JV, respectively.

Members’ Equity (Predecessor)

Within CapGrow, the members’ obligations and rights relating to contributions, distributions, allocation of income and loss, among others, are governed by CapGrow’s limited liability company agreement, as further amended from time to time (the “CapGrow Agreement”). Distributions of available cash are distributed to the members of CapGrow based on their respective membership interests until certain internal rate of return thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the CapGrow Agreement. Income or losses are allocated to the members in amounts that result in ending capital account balances reflecting the amounts that would be distributed to them assuming CapGrow was liquidated at book value at the end of the reporting period.

10.Related Party Transactions

Due from Affiliates

Since our initial investment, CapGrow has overseen the day to day operations of CapGrow Neptune. CapGrow is entitled to a reimbursement of expenses borne on behalf of CapGrow Neptune. As of June 30, 2024, there were no reimbursement of expenses due from CapGrow Neptune.

Due to Affiliates

The components of due to related parties of the Company as of June 30, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued management fee	$214	199
Accrued performance participation allocation	—	1,566
Due to Adviser	781	377
Advanced organization costs	3,324	3,396
Due to affiliates	45	48
	$4,364	$5,586

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares, and 0.75% of the NAV of the Company’s Class AA Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 0.75% of the aggregate NAV of Class A Common Shares and 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the three months ended June 30, 2024 and 2023, the Company incurred management fees amounting to $0.3 million and $0.2 million, respectively. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company incurred management fees amounting to $0.6 million and $0.4 million, respectively. In December 2023, the Company issued 69,325 Class E shares as payment for the management fee from January 2023 through October 2023. During the 2024 Successor Interim Period, the Company issued 27,905 Class E shares as payment for the management fee from November 2023 through April 2024.

As of June 30, 2024 and December 31, 2023, the Company owed management fees amounting to $0.2 million and $0.2 million, respectively.

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

During the three months ended June 30, 2024, the Company reversed the previously accrued performance allocation amounting to $0.3 million as the hurdles disclosed above were not met. As such, there was no accrued performance allocation during the 2024 Successor Interim Period and as of June 30, 2024. During three months ended June 30, 2023, the Company accrued a performance allocation amounting to $0.3 million. During the 2023 Successor Interim Period, the Company accrued a performance allocation amounting to $0.7 million. In January, 2024, the Company issued 144,239 Class E units to the Special Limited Partner as payment for the 2023 performance allocation. As of June 30, 2024, the Company did not owe a performance allocation. As of December 31, 2023, the Company owed performance allocations amounting to $1.6 million.

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

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of June 30, 2024 and December 31, 2023, the Company owed the Adviser $0.8 million and $0.4 million, respectively, for expenses paid on its behalf.

The Company reimburses organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company does not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of June 30, 2024 and December 31, 2023, the Company owed offering and organization costs of $3.3 million and $3.4 million, respectively.

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

During the 2024 Successor Interim Period and 2023 Successor Interim Period, the total property and asset management fees, which were included in property operating expenses in the consolidated statements of operations, were both less than $0.1 million. As of June 30, 2024 and December 31, 2023, the amounts due to affiliates totaled to less than $0.1 million for both periods.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
11.`Fair Value Measurements

The Company is required to disclose fair value information regarding certain financial instruments, whether or not recognized in the condensed consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (e.g., the exit price). The Company measures and/or discloses the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 -unobservable inputs for the asset or liability that are used when little or no market data is available. The Company follows this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Valuation of Financial Instruments Measured at Fair Value

From time to time, the Company may use derivative instruments, such as interest rate swaps or caps to manage or hedge interest rate risk. The Company hedges its exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on its existing debt. The Company does not anticipate designating any of its derivative financial instruments as hedges. As such, derivatives that are not hedges are adjusted to fair value through earnings. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities. The valuation of these derivatives utilize Level 2 inputs.

As of June 30, 2024 and December 31, 2023, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard since October 2023. The fair value of this interest rate cap is presented as part of other assets in the condensed consolidated balance sheets. During the three months ended June 30, 2024 and 2024 Successor Interim Period, the Company recorded unrealized loss and gain on derivative instrument amounting to $0.1 million, and $0.1 million, respectively, which are included in unrealized gain (loss) on derivative instrument in our condensed consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to this instrument as of June 30, 2024 and December 31, 2023, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	June 30, 2024	December 31, 2023
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$2,630	$2,492
						$2,630	$2,492

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

During the three months ended June 30, 2024 and 2024 Successor Interim Period, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain vacant properties where leases were terminated and the expected sales proceeds were lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts or list price less estimated costs to sell, which is considered a Level 3 input. Refer to Note 3, “Investments in Real Estate,” for additional disclosure relating to asset impairment.

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024		December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$232,390	$223,159	$234,460	$225,323
Revolving credit facility	12,093	12,093	10,139	10,139
Financing obligation	23,200	23,200	23,200	23,200
	$267,683	$258,452	$267,799	$258,662

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

13.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through November 2034. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of June 30, 2024 and December 31, 2023, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” lease approximately 511 of the CapGrow Portfolio properties (representing 39% and 40% of total assets, respectively), and these leases have various expiration dates extending through March 2032.

There are no cross-default provisions among the Sevita leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 421 of CapGrow’s properties, which represents approximately 34% and 42% of the total rental income during the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively (representing 33% of total assets as of June 30, 2024 and December 31, 2023, respectively). During the 2024 Successor Interim Period, there are four tenants that each represent more than 5% of CapGrow’s rental income, and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
collectively, the leases on the properties with these tenants represent over 60% of the Company’s rental income. While this represents a significant concentration risk with regard to CapGrow’s revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

University Courtyard units are rented generally under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the University Courtyard leases as of June 30, 2024 expire on or before July 2024 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. As of June 30, 2024, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2024 (six months)	$16,102
December 31, 2025	29,260
December 31, 2026	25,808
December 31, 2027	18,915
December 31, 2028	8,446
Thereafter	18,989
$117,520

The components of lease income from operating leases for the three months ended June 30, 2024 and 2023, 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, are as follows (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Fixed lease payments	$10,691	$8,950
Variable lease payments	48	55
	$10,739	$9,005

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023
Fixed lease payments	$21,603	$17,500	$320
Variable lease payments	87	115	3
	$21,690	$17,615	$323

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
14.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the three months ended June 30, 2024 and 2023, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

During the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.94% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of June 30, 2024 (in thousands):

Year Ending
December 31, 2024 (six months)	$39
December 31, 2025	79
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
Total minimum lease payments	294
Imputed interest	(21)
Total operating lease liabilities	$273

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

15.SEGMENT REPORTING

The Company operates in two reportable segments as of June 30, 2024 and December 31, 2023: Residential (Business) and Student Housing. Prior to the acquisition of University Courtyard on October 27, 2023, the Company operated in one reportable segment. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment ($ in thousands):

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Residential (Business)	$496,950	$501,980
Student Housing	58,630	62,207
Other (Corporate)	25,413	14,828
Total assets	$580,993	$579,015

The following tables detail the financial results by segment for the three months ended June 30, 2024 and six months ended June 30, 2024 ($ in thousands):

Three Months Ended June 30, 2024

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$9,127	$1,612	$—	$10,739
Other revenue	43	229	—	272
Total revenues	9,170	1,841	—	11,011
Expenses
Property operating expenses	239	802	—	1,041
General and administrative	853	229	985	2,067
Total expenses	1,092	1,031	985	3,108
Income from an unconsolidated joint venture	18	—	—	18
Segment net operating income (loss)	$8,096	$810	$(985)	$7,921

Depreciation and amortization	(4,124)	(2,220)	—	(6,344)
Organization and transaction costs				(60)
Management fees				(318)
Performance participation allocation				285
Interest expense, net				(3,013)
Unrealized gain (loss) on derivative instruments				(61)
Impairment of investments in real estate				(580)
Gain on sale of real estate				34
Net income (loss)				(2,136)
Net income attributable to non-controlling interest in the consolidated subsidiary				67
Net income attributable to non-controlling interest in the Operating Partnership				16
Net loss attributable to SDREIT stockholders				$(2,053)

Six Months Ended June 30, 2024

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$18,449	$3,241	$—	$21,690
Other revenue	100	456	—	556
Total revenues	18,549	3,697	—	22,246
Expenses
Property operating expenses	458	1,565	—	2,023
General and administrative	1,708	394	1,976	4,078
Total expenses	2,166	1,959	1,976	6,101
Income from an unconsolidated joint venture	10	—	—	10
Segment net operating income (loss)	$16,393	$1,738	$(1,976)	$16,155

Depreciation and amortization	(8,367)	(4,539)	—	(12,906)
Organization and transaction costs				(172)
Management fees				(620)
Performance participation allocation				—
Interest expense, net				(6,051)
Unrealized gain (loss) on derivative instruments				138
Impairment of investments in real estate				(1,022)
Gain on sale of real estate				34
Net income (loss)				(4,444)
Net income attributable to non-controlling interest in the consolidated subsidiary				61
Net income attributable to non-controlling interest in the Operating Partnership				29
Net loss attributable to SDREIT stockholders				$(4,354)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

16.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to June 30, 2024, the Company issued the following shares at aggregate gross proceeds of $5.7 million.

	Number of Shares Issued	Gross Proceeds (in thousands)
Class E Shares(1)	19,783	$214
Class FF Shares	2,356	25
Class AA Shares(2)	477,761	5,166
Class A Shares	27,202	291
Total	527,102	$5,696
_______________________________________
(1) Class E shares were issued to the Adviser as payment for accrued management fees.
(2) Includes sales load fees of $60.9 thousand for Class AA Shares.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to June 30, 2024:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Payment Date
June 30, 2024	June 30, 2024	$0.0627	$0.0583	$0.0627	$0.0583	July 12, 2024
July 31, 2024	July 31, 2024	$0.0624	$0.0579	$0.0624	$0.0579	August 12, 2024

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Sculptor Diversified Real Estate Income Trust,” “SDREIT,” the “Company,” “we,” “us,” or “our” refer to Sculptor Diversified Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries including Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership, which we refer to herein as the “Operating Partnership” unless the context specifically requires otherwise.

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
Overview
Sculptor Diversified Real Estate Income Trust invests primarily in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invests in real estate related securities. The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP (the “Operating Partnership”), and we own substantially all of our assets through the Operating Partnership. We are externally managed by Sculptor Advisors LLC, an affiliate of Sculptor.

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

As of June 30, 2024, the Company owns (a) a 79.93% indirect controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (the “CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture (the “Denton JV”) that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See “Investment Portfolio” below for additional information on these investments.

On February 23, 2024, the Operating Partnership, together with an affiliate CapGrow Neptune Investor LLC (the “Neptune Investor”), formed a joint-venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of Newport, a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 79% of our total debt obligations. Also, we were able to secure a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $12.1 million as of June 30, 2024. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.1 million during the six months ended June 30, 2024. See “Liquidity and Capital Resources — Capital Resources” below. In general, higher interest rates will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

High interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last 2.5 years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets and higher property replacement costs. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s leases are triple net or modified net, high insurance costs and real estate taxes may result in higher overall occupancy expenses for tenants.

Investing in commercial real estate assets also involves certain risks, including but not limited to, tenants’ inability to pay rent (whether due to property-specific factors, company-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market. Any negative changes in these factors could affect the Company’s performance and our ability to meet our obligations and make distributions to shareholders.

Q2 2024 Highlights

Operating Results
•We declared monthly distributions totaling $4.3 million for the three months ended June 30, 2024. During the three months ended June 30, 2024, our investments in CapGrow and University Courtyard produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA
Annualized Distribution Rate(1)	6.98%	6.56%	6.93%	6.53%
Year-to-Date Total Return, without upfront selling commissions(2)	3.16%	2.95%	4.80%	1.90%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	1.10%	0.89%	4.80%	(0.14)%
Inception-to-Date Total Return, without upfront selling commissions (2)(4)	11.39%	8.90%	4.33%	1.90%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	9.92%	7.05%	4.33%	(0.14)%

____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the June distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions. Class F shares, Class FF shares and Class AA shares were first issued to third parties on December 27, 2022, May 1, 2023 and February 1, 2024, respectively. Class E shares were first issued to our Adviser on December 1, 2023.
(3)	There were no selling commissions charged in respect of the Class F and E shares.
Investments
•We acquired three vacant homes through CapGrow at an aggregate purchase price of $1.2 million during the three months ended June 30, 2024, which were leased to tenants following their acquisition.
•We sold five CapGrow homes for aggregate net proceeds of $2.0 million during the three months ended June 30, 2024.

Capital and Financing Activity

•During the three months ended June 30, 2024, we raised an aggregate of $10.3 million of proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and did not receive any repurchase requests for our common shares.
•CapGrow incurred additional borrowings of $0.4 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended June 30, 2024.
•CapGrow repaid $1.2 million of its mortgage loans as part of its scheduled debt service payments and as a result of asset sales during the three months ended June 30, 2024.
Subsequent Event Highlights
•Subsequent to June 30, 2024, we raised aggregate net proceeds of $5.6 million from the sale of our common shares, and did not receive any repurchase requests for our common shares.

Investment Portfolio
Summary of Portfolio
The following table provides a summary of our portfolio as of June 30, 2024:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	n/a	1,059	99%	$14,536	$480,000	$18,549	83%
Student Housing	1	792	94%	$11,788	61,400	3,697	17%
Total	1				$541,400	$22,246	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of June 30, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of June 30, 2024.
(3)    Average effective annual base rent represents the base rent for the year ended June 30, 2024 per leased unit, and excludes tenant recoveries, straight line rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of June 30, 2024.
(5)    Segment revenue is presented for the six-months ended June 30, 2024.

(6)    Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.4 million.

Real Estate Investments
The following table provides additional information regarding our portfolio of real estate as of June 30, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)
Business:
CapGrow(3)	n/a	Various	January, July and October 2023	79.93%	$465,000	1,059	99%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792	94%
Total	1				$523,000

______________________________________________

(1)    Ownership interest as June 30, 2024. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets.
(2)     The occupancy rate is defined as the number of leased units/homes divided by the total units/homes as of June 30, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of June 30, 2024.
(3)    As of June 30, 2024, the Company owned a 79.93% effective equity interest in CapGrow. The Company has the right to buy the remaining interests in CapGrow Member from Sculptor RE Holdings XVII LLC (“Seller”) by January 3, 2025 at a price (i) for the first 12 months following the initial sale to the Company, that is based on a 6.5% capitalization rate on net operating income excluding corporate general and administrative expenses (“pre-corporate G&A NOI”) calculated at the time of the subsequent purchase; and (ii) for the second year following the initial sale to the Company, that is equal to a 6.0% capitalization rate on pre-corporate G&A NOI calculated at the time of purchase. As the managing member of CapGrow Member, the Company has near absolute control over CapGrow, including the ability at all times on or after the initial sale to the Company to force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow itself. However, if the Company has not exercised its option to acquire a 100% ownership interest in CapGrow Member within 24 months of the initial sale to the Company (i.e., by January 3, 2025), then Seller can also force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow. The Company’s affiliate transaction committee, which is comprised solely of the Company’s independent directors, approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2024 (amounts and square feet data in thousands). The table below excludes our student housing property as substantially all of its leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (six months)	61	$1,489	5%	128	5%
2025	132	3,069	10%	248	10%
2026	160	4,474	14%	394	17%
2027	498	12,957	41%	997	42%
2028	69	2,949	9%	168	7%
2029	50	1,458	5%	98	4%
2030	23	752	2%	79	3%
2031	21	1,444	5%	87	4%
2032	11	2,204	7%	124	6%
2033	3	91	—%	8	—%
Thereafter	13	714	2%	50	2%
Total	1,041	$31,601	100%	2,381	100%
______________________________________________________

(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of June 30, 2024 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of June 30, 2024. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 40 different care providers, there are four that each represent more than 5% of CapGrow’s annual rent, and collectively, the leases on the properties with these tenants contribute over 70% of the Company’s rental income for the six months ended June 30, 2024. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 511 of CapGrow’s properties and its leases represent approximately 49% of the Company’s rental income for the period ended June 30, 2024, and 48% of the Company's total assets as of June 30, 2024, and there are no cross-default provisions among these leases. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 421 of CapGrow’s properties, which represents approximately 41% of the Company’s rental income and 38% of the Company’s total assets as of June 30, 2024. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to Sevita’s business such that its subsidiaries could not honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation, several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market and overall higher property operating expenses, (ii) higher interest expenses, (iii) increases in real estate taxes to offset state and local government revenue shortfalls, (iv) increased insurance expenses in high risk markets and for higher property replacement costs, and (v) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 83% of expiring leases cumulatively from 2012 through June 2024. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Results of Operations
Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. Except for the three months ended June 30, 2024 and 2023, the Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•for the six months ended June 30, 2024 (the “2024 Successor Interim Period”)
•for the period from January 4, 2023 through June 30, 2023 (the “2023 Successor Interim Period”)
•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Interim Period”)

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (1)
The following table sets forth information regarding the condensed consolidated results of operations for the Three Months Ended June 30, 2024, and Three Months Ended June 30, 2023, respectively (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	2024 vs 2023
Revenues
Rental revenue	$10,739	$9,005	$1,734
Other revenue	272	294	(22)
Total revenues	11,011	9,299	1,712

Expenses
Property operating expenses	1,041	96	945
Management fees	318	207	111
Performance participation allocation	(285)	277	(562)
General and administrative	2,067	1,567	500
Organization and transaction costs	60	495	(435)
Depreciation and amortization	6,344	4,088	2,256
Total expenses	9,545	6,730	2,815

Operating income	1,466	2,569	(1,103)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	2024 vs 2023

Other income (expense):
Interest expense, net	(3,013)	(2,625)	(388)
Impairment of investments in real estate	(580)	(909)	329
Income (loss) from an unconsolidated entity	18	—	18
Unrealized gain (loss) on derivative instruments	(61)	—	(61)
Gain (loss) on sale of real estate	34	—	34
Total other income (expense)	(3,602)	(3,534)	(68)
Net income (loss)	$(2,136)	$(965)	$(1,171)
Net income (loss) attributable to non-controlling interest in the consolidated subsidiaries	67	(144)
Net income (loss) attributable to non-controlling interest in the Operating Partnership	16	—
Net income (loss) attributable to SDREIT stockholders	$(5,655)	$(1,109)
Net income (loss) per common share - basic and diluted	$—	$(0.11)
Weighted-average common shares outstanding - basic and diluted	23,225,630	15,736,037

Rental Revenue
Rental revenue from property operations increased by $1.7 million from $9.0 million during the three months ended June 30, 2023 to $10.7 million during the three months ended June 30, 2024, which was primarily due to the acquisition of University Courtyard in October 2023, which contributed $1.6 million of rental revenue during the three months ended June 30, 2024. Additionally, rental revenue increased due to the additional asset acquisitions at CapGrow. During the three months ended June 30, 2024 and 2023, the Company acquired three and one properties, respectively, and sold five and fourteen properties, respectively.

Other Revenue

Other revenue amounting to $0.3 million during the three months ended June 30, 2024 was primarily related to the acquisition of University Courtyard while other revenue amounting to $0.3 million during the three months ended June 30, 2023 was due to the lease termination income earned by CapGrow.

Property Operating Expenses

Property operating expenses increased by $0.9 million from approximately $0.1 million during the three months ended June 30, 2023 to approximately $1.0 million during the three months ended June 30, 2024 as a result of the acquisition of University Courtyard, which contributed property operating expenses amounting to $0.8 million.

Performance Participation Allocation

Performance participation allocation decreased by $0.6 million from $0.3 million during the three months ended June 30, 2023 to a credit balance of $0.3 million as of June 30, 2024. For the three months ended June 30, 2024, the total returns did not exceed the hurdle rate for the period. Performance participation allocation is calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceed the hurdle rate, the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) is entitled to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Management Fees

Management fees increased by $0.1 million from $0.2 million during the three months ended June 30, 2023 to $0.3 million for the three months ended June 30, 2024 due to the increase in the adjusted net asset value of the Company, which was the basis of the management fee.

General and Administrative Expenses

General and administrative property increased by $0.5 million from $1.6 million during the three months ended June 30, 2023 to $2.1 million during the three months ended June 30, 2024 due to an increase in professional fees related to audit and tax services as well as the acquisition of University Courtyard.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.3 million from $4.1 million during the three months ended June 30, 2023 to $6.3 million during the three months ended June 30, 2024 as a result of the acquisition of University Courtyard, which contributed depreciation and amortization expense of $2.2 million.

Impairment of Investments in Real Estate

Impairment of investments in real estate amounting $0.6 million during the three months ended June 30, 2024 was due to the write down of one impaired vacant asset, three held for sale assets and four assets sold. Impairment of investments in real estate amounting to $0.9 million during the three months ended June 30, 2023 was due to the write down of one held for sale asset and fourteen assets sold. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

Interest Expense, net

Interest expense, net increased by $0.4 million from $2.6 million during the three months ended June 30, 2023 to $3.0 million during the three months ended June 30, 2024 due to the financing used to acquire University Courtyard, which contributed an additional interest expense of $0.5 million, partially offset by the interest income earned from our money market funds.

Gain on Sale of Real Estate

Gain on sale of real estate for the three months ended June 30, 2024 pertained to one property sold.

2024 Successor Interim Period Compared to 2023 Successor Interim Period (1)
The following table sets forth information regarding the consolidated results of operations for the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, respectively (amounts in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Revenues
Rental revenue	$21,690	$17,615	$323	$4,075
Other revenue	556	558	—	(2)
Total revenues	22,246	18,173	323	4,073

Expenses
Property operating expenses	2,023	312	29	1,711

	Successor		Predecessor
	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Management fees	620	390	—	230
Performance participation allocation	—	723	—	(723)
General and administrative	4,078	2,801	—	1,277
Organization and transaction costs	172	1,909	—	(1,737)
Depreciation and amortization	12,906	7,974	—	4,932
Total expenses	19,799	14,109	29	5,690

Operating income	2,447	4,064	294	(1,617)

Other income (expense):
Interest expense, net	(6,051)	(5,242)	(114)	(809)
Impairment of investments in real estate	(1,022)	(2,400)	—	1,378
Income (loss) from an unconsolidated entity	10	—	—	10
Unrealized gain (loss) on derivative instruments	138	—	—	138
Gain (loss) on sale of real estate	34	—	—	34
Total other income (expense)	(6,891)	(7,642)	(114)	751
Net income (loss)	$(4,444)	$(3,578)	$180	$(866)
Net income (loss) attributable to non-controlling interest in the consolidated subsidiaries	61	317
Net income (loss) attributable to non-controlling interest in the Operating Partnership	29	—
Net income (loss) attributable to SDREIT stockholders	$(4,354)	$(3,261)
Net income (loss) per common share - basic and diluted	$—	$(0.21)
Weighted-average common shares outstanding - basic and diluted	22,770,531	15,379,897

_____________________________________
(1)    These financial statements are not comparable between the Predecessor and Successor periods due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-05 of Regulation S-X, while the Successor period has been presented for the consolidated operations of SDREIT. Since SDREIT consolidates CapGrow (as it is the primary beneficiary of CapGrow Member) and accounts for this acquisition transaction as a business, SDREIT recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow at the acquisition-date fair value.

Rental Revenue

Rental revenue from property operations increased by $4.1 million from $17.6 million during the 2023 Successor Interim Period to $21.7 million during the 2024 Successor Interim Period, which was primarily due to the acquisition of University Courtyard in 2023, which contributed $3.2 million of rental revenue during the 2024 Successor Interim Period. Additionally, rental revenue increased due to the assets acquired at CapGrow. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company acquired 10 and 11 properties, respectively, and sold 10 and 30 properties, respectively.

As of June 30, 2024, the total number of properties owned and leased were 1,059 properties and 1,052 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,440 and $2,407 during the 2024 Successor Interim Period and 2023 Successor Interim Period respectively.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million from $2.8 million during the 2023 Successor Interim Period to $4.1 million during the 2024 Successor Interim Period due to an increase in professional fees related to audit and tax services as well as other general and administrative costs relating to the acquisition of University Courtyard.

Organization and Transaction Costs

Organization and transaction costs amounting to $0.2 million for the 2024 Successor Interim Period were related to the incremental costs associated with the Company’s organization and offering activities. During the 2023 Successor Interim Period, organization and transaction costs were $1.9 million which pertained to the $0.9 million of costs related to the acquisition of CapGrow which was accounted for under the business combination as well as the costs associated with the Company’s organization and offering activities.

Property Operating Expenses

Property operating expenses increased by $1.7 million from approximately $0.3 million during the 2023 Successor Interim Period to approximately $2.0 million during the 2024 Successor Interim Period primarily due to the acquisition of University Courtyard in October 2023, which contributed property operating expenses amounting to $1.6 million.

Management Fees

Management fees increased by $0.2 million from $0.4 million during the 2023 Successor Interim Period to $0.6 million for the 2024 Successor Interim Period due to the increase in the adjusted net asset value of the Company which was the basis of the management fee.

Performance Participation Allocation

Performance participation allocation decreased by $0.7 million from 2023 Successor Interim Period to 2024 Successor Interim Period as the total returns did not exceed the hurdle rate in 2024 Successor Interim Period. Performance participation allocation is calculated and accrued pursuant to the terms of the limited partnership agreement of the Operating Partnership and upon achieving the total returns for the period that exceed the hurdle rate, the Special Limited Partner (a non-controlling interest holder in the Operating Partnership) is entitled to this allocation that will remain as payable until year-end when the final profit and loss allocation is performed.

Depreciation and Amortization

Depreciation and amortization expenses increased by $4.9 million from $8.0 million during the 2023 Successor Interim Period to $12.9 million during the 2024 Successor Interim Period as a result of the acquisition of University Courtyard, which contributed depreciation and amortization expense of $4.5 million.

Interest Expense, net

Interest expense, net increased by $0.8 million from $5.2 million during the 2023 Successor Interim Period to $6.1 million during the 2024 Successor Interim Period due to the financing used to acquire University Courtyard, which contributed an additional interest expense of $0.9 million, partially offset by the interest income earned from our money market funds.

Impairment of Investments in Real Estate

Impairment of investments in real estate amounting $1.0 million during the 2024 Successor Interim Period was due to the write down of one impaired vacant assets, three held for sale assets and nine assets sold. Impairment of investments in real estate amounting $2.4 million during the 2023 Successor Interim Period was due to one held for sale asset and 23 assets sold. These held for sale assets were under contract or marketed at a price lower than the book value, which occurs as part of normal business operations when a tenant vacates a property and no immediate replacement tenant is expected by the time of closing.

Unrealized gain on derivative

Unrealized gain on derivative for the 2024 Successor Interim Period pertained to University Courtyard's fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate for the 2024 Successor Interim Period pertained to one property sold.

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

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation paid in shares or Operating Partnershi units, even if repurchased by us, (viii) amortization of restricted stock awards, (ix) non-cash interest expense on affiliate line of credit paid in shares or Operating Partnership units, even if subsequently repurchased by us, (x) organizational costs, (xi) amortization of deferred financing costs, (xii) shareholder servicing fees paid during the period, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.

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
The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the respective periods below (amounts in thousands) (1):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023
Net income (loss) attributable to SDREIT shareholders	$(2,053)	$(1,109)	$(4,354)	$(3,261)
Adjustments to arrive at FFO:	—	—	—	—
Depreciation and amortization	6,344	4,088	12,906	7,974
Gain (loss) on the sale of real estate	(34)	—	(34)	—
Impairment on investments in real estate	580	909	1,022	2,400
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(1,614)	(1,913)	(2,326)	(3,972)
Unconsolidated entities depreciation and noncontrolling interests adjustments	6	—	9	—
Amount attributable to investment in unconsolidated affiliate	—	—	—	—
FFO attributable to SDREIT shareholders	$3,229	$1,975	$7,223	$3,141
Adjustments to arrive at AFFO:	—	—	—	—
Straight-line rental income and expense	(126)	(226)	(285)	(504)
Amortization of below-market lease intangibles	(1,034)	(1,077)	(2,300)	(2,068)
Amortization of discount on mortgage and other loans payable	69	70	139	135
Amortization of deferred financing fees - property level	77	—	124	—
Amortization of restricted stock awards	4	173	91	193
Organizational costs and transaction costs	60	495	172	1,909
Non-cash performance participation allocation	(285)	—	—	—
Unrealized (gain) loss from changes in the fair value of financial instruments	61	—	(138)	—
Amount attributable to unconsolidated entities for above adjustments	3	—	3	—
Amount attributable to non-controlling interests for above adjustments	59	472	494	600
AFFO attributable to SDREIT shareholders	$2,117	$1,882	$5,523	$3,406
Recurring tenant improvements and other capital expenditures	—	—	—	—
Management fee	318	207	620	390
Stockholder distribution fees paid	(90)	—	(171)	—
FAD attributable to SDREIT shareholders	$2,345	$2,089	$5,972	$3,796

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF, Class EE and AA common shares, which was reduced by the noncontrolling interests in our consolidated subsidiaries.

We calculate NAV per share for each share class monthly. Our NAV for each class of shares is based on the net asset values of our investments (including real estate debt and other securities and real estate businesses, such as CapGrow), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner, and will also include the deduction of management fees and certain organization and offering expenses (which are class-specific expenses) and any distribution fees applicable to such class of shares. Please refer to Item 9. “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Net Asset Value Calculation and Valuation Guidelines” in our Form 10 for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of June 30, 2024 (amounts in thousands, except per share/unit data):

Components of NAV	June 30, 2024
Investments in real estate (including goodwill)	$541,400
Investment in an unconsolidated entity	1,858
Cash and cash equivalents	26,374
Restricted cash	8,779
Receivables	692
Other assets	3,000
Mortgages and other loans payable, net	258,452
Accounts payable and other liabilities	10,355
Management fee payable	214
Due to related parties	882
Noncontrolling interests in the consolidated subsidiaries	(58,990)
Net Asset Value	$253,210
Number of outstanding shares/units	23,669,268
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Operating Partnership Units	Total
NAV	$172,350	$65,671	$2,118	$11,469	$1,602	$253,210
Number of outstanding shares/ units	16,059,358	6,188,299	196,207	1,076,927	148,477	23,669,268
NAV Per Share/Unit	$10.7321	$10.6121	$10.7929	$10.6497	$10.7929	$10.6978
The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of June 30, 2024:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.5%	7.0%
Student Housing	11.0%	6.3%

These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at June 30, 2024:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate (weighted average)	0.25% decrease	1.5%	1.0%
Discount Rate (weighted average)	0.25% increase	(1.3)%	(1.0)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.8%	5.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.3)%	(4.5)%

The following table details the contracted weighted average fixed rate mortgage rates on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of June 30, 2024:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate mortgages (weighted average)	4.51%	6.54%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our June 30, 2024 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.60%	0.40%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.60)%	(0.40)%

The following table reconciles shareholders’ equity per our condensed Consolidated Balance Sheet to our NAV (amounts in thousands):

June 30, 2024
Shareholders’ equity	$203,051
Redeemable non-controlling interest in SDREIT Operating Partnership	1,602
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$204,653
Adjustments:
Accrued organizational and offering costs	3,339
Accumulated depreciation and amortization under GAAP	26,014
Straight line rent receivable	(1,196)
Unrealized net real estate appreciation	20,263
Accrued stockholder servicing fee	136
Unvested dividends reinvestment	1
NAV	$253,210
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

•Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage loans, and revolving credit facility (“Debt”) are presented at their amortized cost basis in our condensed consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0627 per share for the month ended June 30, 2024. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum.

The following table details the total net distributions for each of our share class from inception through record date June 30, 2024:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares
March 31, 2023	$0.0588	$—	$—	$—
April 30, 2023	0.0588	—	—	—
May 31, 2023	0.0609	0.0609	—	—
June 30, 2023	0.0611	0.0611	—	—
July 31, 2023	0.0611	0.0611	—	—
August 31, 2023	0.0628	0.0628	—	—
September 30, 2023	0.0625	0.0625	—	—
October 31, 2023	0.0622	0.0577	—	—
November 30, 2023	0.0628	0.0584	—	—
December 31, 2023	0.0633	0.0587	0.0633	—
January 31, 2024	0.0627	0.0582	0.0627	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588
March 31, 2024	0.0629	0.0584	0.0629	0.0584
April 20, 2024	0.0627	0.0583	0.0627	0.0583
May 31, 2024	0.0628	0.0583	0.0628	0.0583
June 30, 2024	0.0627	0.0583	0.0627	0.0583
Total	$0.9912	$0.8336	$0.4402	$0.2921

The following table details our distributions declared for the six months ended June 30, 2024 (amounts in thousands):

	Amount	Percentage
Distributions
Payable in cash	$6,891	82%
Reinvested in shares	1,544	18%
Total distributions	$8,435	100%

Sources of Distributions
Cash flows from operating activities	$8,435	100%
Offering proceeds	—	—%
Total Sources of distribution	$8,435	100%

Cash flows from operating activities	$9,125
Funds from operations(1)	$5,523
Adjusted funds from operations(1)	$7,223
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

Subsequent to June 30, 2024, we paid approximately $2.3 million of distributions in cash using cash flows from operations and approximately $0.6 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $26.4 million of immediate liquidity as of June 30, 2024, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of June 30, 2024, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of June 30, 2024 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.76%	March 2031	n/a	$232,390
Revolving credit facility(3)	8.85%	February 2024	$50,000	12,093
Financing obligations(4)				23,200
Discount and deferred financing costs, net				(3,599)
Total indebtedness				$264,084
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from July 2024 through February 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the six months ended June 30, 2024, was 8.85%. The revolving credit facility provides a one-year extension option subject to an extension fee of 0.30% of the total loan commitment. The maturity date was extended to February 2025 as a result of the Company exercising its one-year extension option.
(4)     This financing obligation is related to the sale and leaseback transaction of University Courtyard, which is accounted for as a failed and leaseback transaction because the lease is classified as a finance lease. Accordingly, the underlying land is still included in the investments in real estate in the condensed consolidated balance sheet as of June 30, 2024 and the proceeds from the sale are accounted for as a financing obligation. The rental payment under the lease will be allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-yeaar lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of the $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million.

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

As of June 30, 2024, we have received net proceeds of $88.1 million, including proceeds from our distribution reinvestment plan, from selling an aggregate of 1,042,500 Class F common shares, 6,188,300 Class FF common shares and 1,076,927 Class AA in the private Offering. This is in addition to the $150.2 million raised from the sale of 15,021,598 Class F common shares in private transactions that preceded this Offering. Additionally, $1.4 million or 128,486 of Class E common shares were also issued as a payment of management fees incurred.

Cash Flows
Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023 (amounts in thousands):

	Six Months Ended June 30, 2024	Period from January 4, 2023 through June 30, 2023	Difference
Cash flows provided by operating activities	$9,125	6,425	$2,700
Cash flows used in investing activities	(3,674)	(134,240)	130,566
Cash flows provided by financing activities	6,600	15,686	(9,086)
Net change in cash and cash equivalents and restricted cash	$12,051	$(112,129)	$124,180
Cash flows provided by operating activities increased by approximately $2.7 million during the 2024 Successor Interim Period primarily due to the increased portfolio cash flow as a result of asset acquisitions, partially offset by an increase in corporate expenses.

Cash flows used in investing activities decreased by approximately $130.6 million during the 2024 Successor Interim Period primarily due to lower asset acquisitions at CapGrow. In January 2023, the Company acquired its 61.64% controlling interest in CapGrow at a total enterprise value.

Cash flows provided by financing activities decreased by approximately $9.1 million during the 2024 Successor Interim Period primarily due to the decrease in proceeds from stock issuances and increased distributions to stockholders partially offset by a decrease in portfolio level borrowings.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2024 (amounts in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$263,626	$2,204	$25,611	$30,453	$205,358
Organization and offering costs(2)	3,328	408	1,374	1,374	172
Total	$266,954	$2,612	$26,985	$31,827	$205,530
______________________________________________

(1)    Loan maturities are based on the contractual maturity dates.
(2)    Includes $3.3 million of amounts owed to our Adviser as of June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024 for the Company. Our exposures to market risk have not changed materially since December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

With the exception of the updated risk factor below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Non-U.S. holders may be required to file U.S. federal income tax returns and be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPI), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. No assurance can be given, however, that we are or will be a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify as a domestically controlled REIT, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended June 30, 2024, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10, “Related Party Transactions,” to our condensed consolidated financial statements, the Advisor may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the three months ended June 30, 2024, the Adviser elected to receive its management fees in Class E shares and we issued 27,993 unregistered Class E shares to the Adviser in satisfaction of the management fees for the period from November 2023 through January 2024. Since our Adviser elected to receive Class E shares, we also issued 1,880 unregistered Class E shares to the Adviser as part of the distribution reinvestment program. Additionally, during the three months ended June 30, 2024, we issued 22,792 unregistered Class E shares to our independent directors pursuant to the terms of our independent director compensation plan in connection with their re-election to our board of directors. Such shares are subject to vesting and settlement provisions as detailed within the independent director compensation plan. During the three months ended June 30, 2024, we also issued 776 unregistered Class E shares to our independent directors in connection with their participation in the distribution reinvestment plan.

During the three months ended June 30, 2024, the Company issued 9,358 shares of Class FF common stock and 849,206 shares of Class AA common stock for aggregate net proceeds of approximately $9.2 million. During the three months ended June 30, 2024, the Company issued 2,162 shares of Class F common stock, 63,453 shares of Class FF common stock and 7,328 shares of Class AA common stock for aggregate net proceeds of approximately $0.8 million, as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

During the three months ended June 30, 2024, the Company did not receive any repurchase requests.

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
101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	August 13, 2024	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(principal executive officer)

Date:	August 13, 2024	By:	/s/ Herbert A. Pollard
Herbert A. Pollard
Chief Financial Officer, Treasurer and Director
(principal financial officer)

Date:	August 13, 2024	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(principal accounting officer)