Form 10-Q
period 2024-09-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2024-11-13
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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

As of November 13, 2024, the registrant had the following shares outstanding: 16,059,993 outstanding shares of Class F common stock, 6,289,079 outstanding shares of Class FF common stock, 254,120 outstanding shares of Class E common stock, 2,108,546 outstanding shares of Class AA common stock and 127,780 outstanding shares of Class A common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets of the Successor as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations of the Successor for the Three Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Operations of the Successor for the Nine Months Ended September 30, 2024 and for the Period from January 4, 2023 through September 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	3
	Condensed Consolidated Statements of Changes in Equity of the Successor for the Three Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Changes in Equity of the Successor for the Nine Months Ended September 30, 2024 and for the Period from January 4, 2023 through September 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	5
	Condensed Consolidated Statements of Cash Flows of the Successor for the Nine Months Ended September 30, 2024 and for the Period from January 4, 2023 through September 30, 2023 and of the Predecessor for the Period from January 1, 2023 through January 3, 2023	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
PART II.	OTHER INFORMATION	52
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
SIGNATURES		55

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$463,866	$470,783
Investment in an unconsolidated entity	1,802	—
Cash and cash equivalents	28,548	16,696
Restricted cash	7,721	6,406
Deferred rent and other receivables	1,763	1,326
Goodwill	34,458	34,458
Lease intangible assets, net	37,043	44,783
Other assets	4,749	4,563
Total assets	$579,950	$579,015

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$227,349	$230,386
Revolving credit facility, net	14,352	10,139
Accounts payable and other liabilities	10,326	7,798
Financing obligation, net	22,953	22,951
Due to related parties	4,542	5,586
Lease intangible liabilities, net	49,678	54,252
Total liabilities	329,200	331,112

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,663	—

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 16,059,737 and 16,058,619 shares issued and outstanding, respectively	161	161
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,255,033 and 5,943,910 shares issued and outstanding, respectively	63	58
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 230,742 and 69,325 shares issued and outstanding, respectively	2	1
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 1,698,407 and no shares issued and outstanding, respectively	17	—
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized, 50,109 and no shares issued and outstanding, respectively	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	244,388	221,253
Accumulated deficit and cumulative distributions	(40,503)	(20,458)
Total stockholders’ and members’ equity	204,129	201,015
Non-controlling interests in the consolidated subsidiaries	44,958	46,886
Non-controlling interests in the Operating Partnership	—	2
Total equity	249,087	247,903
Total liabilities and equity	$579,950	$579,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,
	2024	2023
Revenues
Rental revenue	$11,249	$9,503
Other revenue	447	263
Total revenues	11,696	9,766

Expenses
Property operating expenses	1,290	156
Management fees	342	257
Performance participation allocation	1,087	448
General and administrative	1,963	1,865
Organization and transaction costs	78	372
Depreciation and amortization	5,069	4,315
Total expenses	9,829	7,413

Operating income	1,867	2,353

Other income (expense):
Interest expense, net	(3,021)	(2,495)
Impairment of investments in real estate	(991)	(1,460)
Income (loss) from an unconsolidated entity	22	—
Unrealized gain (loss) on derivative instruments	(733)	—
Total other income (expense)	(4,723)	(3,955)
Net income (loss)	(2,856)	(1,602)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	63	(70)
Net (income) loss attributable to redeemable non-controlling interest in the Operating Partnership	11	—
Net income (loss) attributable to SDREIT stockholders	$(2,782)	$(1,672)
Net income (loss) per common share - basic and diluted	$(0.12)	$(0.09)
Weighted-average common shares outstanding - basic and diluted	23,972,985	18,744,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023
Revenues
Rental revenue	$32,939	$27,118	$323
Other revenue	1,003	821	—
Total revenues	33,942	27,939	323

Expenses
Property operating expenses	3,313	468	29
Management fees	962	647	—
Performance participation allocation	1,087	1,171	—
General and administrative	6,041	4,666	—
Organization and transaction costs	250	2,281	—
Depreciation and amortization	17,975	12,289	—
Total expenses	29,628	21,522	29

Operating income	4,314	6,417	294

Other income (expense):
Interest expense, net	(9,072)	(7,737)	(114)
Impairment of investments in real estate	(2,013)	(3,860)	—
Income (loss) from an unconsolidated entity	32	—	—
Unrealized gain (loss) on derivative instruments	(595)	—	—
Gain (loss) on sale of real estate	34	—	—
Total other income (expense)	(11,614)	(11,597)	(114)
Net income (loss)	(7,300)	(5,180)	$180
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	124	247
Net (income) loss attributable to redeemable non-controlling interest in the Operating Partnership	40	—
Net loss attributable to SDREIT stockholders	$(7,136)	$(4,933)
Net loss per common share - basic and diluted	$(0.31)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	23,174,275	16,513,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Successor:
Balance at June 30, 2024	$161	$62	$2	$11	$—	$236,062	$(33,247)	$203,051	$45,548	$—	$248,599
Common stock issued	—	1	—	6	1	7,492	—	7,500	—	—	7,500
Distribution reinvestment	—	—	—	—	—	878	—	878	—	—	878
Exchange of common stock	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	(35)	—	(35)	—	—	(35)
Amortization of compensation awards	—	—	—	—	—	63	—	63	—	—	63
Distributions declared on common stock	—	—	—	—	—	—	(4,474)	(4,474)	—	—	(4,474)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	331	—	331
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(858)	—	(858)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	(72)	—	(72)	—	—	(72)
Net income (loss)	—	—	—	—	—	—	(2,782)	(2,782)	(63)	—	(2,845)
Balance at September 30, 2024	$161	$63	$2	$17	$1	$244,388	$(40,503)	$204,129	$44,958	$—	$249,087

Three Months Ended September 30, 2023
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership	Total Equity
Successor:
Balance at June 30, 2023	$150	$17	$—	$—	$—	$167,639	$(8,780)	$159,026	$84,845	$2	$243,873
Common stock issued	11	36	—	—	—	48,841	—	48,888	—	—	48,888
Distribution reinvestment	—	—	—	—	—	241	—	241	—	—	241
Amortization of compensation awards	—	—	—	—	—	173	—	173	—	—	173
Distributions declared on common stock	—	—	—	—	—	—	(3,526)	(3,526)	—	—	(3,526)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	621	—	621
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,281)	—	(1,281)
Noncontrolling interest acquired	—	—	—	—	—	(1,369)	—	(1,369)	(16,631)	—	(18,000)
Net income (loss)	—	—	—	—	—	—	(1,672)	(1,672)	70	—	(1,602)
Balance at September 30, 2023	$161	$53	$—	$—	$—	$215,525	$(13,978)	$201,761	$67,624	$2	$269,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

Successor:
Nine Months Ended September 30, 2024
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Members’ Equity					Total Equity
Successor:
Balance at December 31, 2023	$161	$58	$1	$—	$—	$221,253	$—	$(20,458)	$201,015	$46,886	$2	$247,903
Common stock issued	—	3	—	17	1	20,955	—	—	20,976	—	—	20,976
Distribution reinvestment	—	2	—	—	—	2,394	—	—	2,396	—	—	2,396
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	(222)	—	—	(222)	—	—	(222)
Amortization of compensation awards, net	1	—	—	—	—	153	—	—	154	—	—	154
Distributions declared on common stock	—	—	—	—	—	—	—	(12,909)	(12,909)	—	—	(12,909)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,017	—	1,017
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,821)	—	(2,821)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	(145)	—	—	(145)	—	—	(145)
Reclassification to redeemable equity	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	—	—	—	—	(7,136)	(7,136)	(124)	—	(7,260)
Balance at September 30, 2024	$161	$63	$2	$17	$1	$244,388	$—	$(40,503)	$204,129	$44,958	$—	$249,087

Period from January 1, 2023 through January 3, 2023 (Predecessor) and Period from January 4, 2023 through September 30, 2023 (Successor)
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Members’ Equity					Total Equity
Predecessor:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$78,518	$—	$78,518	$—	$—	$78,518
Net income (loss)	—	—	—	—	—	—	180	—	180	—	—	180
Balance at January 3, 2023	$—	$—	$—	$—	$—	$—	$78,698	$—	$78,698	$—	$—	$78,698

Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rollover equity in Company parent	150	—	—	—	—	150,048	—	(1,773)	148,425	—	—	148,425
Common stock issued	11	53	—	—	—	66,234	—	—	66,298	—	—	66,298
Distribution reinvestment	—	—	—	—	—	246	—	—	246	—	—	246
Amortization of restricted stock grants	—	—	—	—	—	366	—	—	366	—	—	366
Distributions declared on common stock	—	—	—	—	—	—	—	(7,272)	(7,272)	—	—	(7,272)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	89,485	2	89,487
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(4,983)	—	(4,983)
Noncontrolling interest acquired	—	—	—	—	—	(1,369)	—	—	(1,369)	(16,631)	—	(18,000)
Net income (loss)	—	—	—	—	—	—	—	(4,933)	(4,933)	(247)	—	(5,180)
Balance at September 30, 2023	$161	$53	$—	$—	$—	$215,525	$—	$(13,978)	$201,761	$67,624	$2	$269,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(7,300)	$(5,180)	$180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,975	12,289	—
Amortization of discounts and deferred financing costs	419	205	—
Impairment of investments in real estate	2,013	3,860	—
(Gain) loss on sale of real estate	(34)	—	—
Straight-line rent adjustment	(408)	(703)	—
Amortization of above- and below-market leases	(3,817)	(3,662)	—
Amortization of share-based compensation	153	366	—
Unrealized loss on interest rate cap	595	—	—
Loss on an unconsolidated entity	(32)	—	—
Other reconciling items	79	3	—
Changes in operating assets and liabilities:
Deferred rent and other receivables	(107)	1,434	559
Other assets	(18)	(322)	(2)
Accounts payable and other liabilities	1,214	(247)	287
Due to related parties	1,761	1,707	—
Net cash provided by operating activities	12,493	9,750	1,024
Cash Flows From Investing Activities:
Acquisition of a business	—	(132,775)	—
Acquisition of real estate	(7,912)	(12,711)	—
Additions to real estate	(2,481)	(142)	—
Deposit on real estate acquisition, net of refunds	52	(1,160)	—
Proceeds from sale of real estate	3,531	9,500	—
Investment in an unconsolidated entity	(1,935)	—	—
Distributions in excess of cumulative earnings from an unconsolidated entity	165	—	—
Net cash used in investing activities	(8,580)	(137,288)	—
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(3,252)	(8,029)	(140)
Proceeds from mortgages and other loans payable	—	32,241	—
Repayments of revolving credit facility	—	(32,368)	—
Proceeds from revolving credit facility	4,297	8,658	—
Payment of deferred financing costs	(286)	(738)	—
Payment of offering costs	(186)	—	—
Due to related parties	(304)	1,410	—

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023
Subscriptions received in advance	1,150	1,050	—
Issuance of common stock	20,043	66,298	—
Distribution to shareholders	(10,404)	(5,668)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	—	(18,000)	—
Contribution by noncontrolling interests in the consolidated subsidiaries	1,017	1,646	—
Distribution to noncontrolling interests in the consolidated subsidiary	(2,821)	(4,983)	—
Net cash provided by (used in) financing activities	9,254	41,517	(140)
Net change in cash and cash equivalents and restricted cash	13,167	(86,021)	884
Cash and cash equivalents and restricted cash at beginning of period	23,102	150,286	7,488
Cash and cash equivalents and restricted cash at end of period	$36,269	$64,265	$8,372

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$28,548	$57,543	$3,049
Restricted cash	7,721	6,722	5,323
Total cash and cash equivalents and restricted cash	$36,269	$64,265	$8,372
Supplemental Information:
Interest paid	$8,614	$8,073	$188
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage and other notes payable assumed at acquisition	$—	$190,832	$—
Revolving credit facility assumed at acquisition	$—	$30,284	$—
Dividends unpaid	$1,528	$1,358	$—
Distribution reinvestment	$2,394	$246	$—
Contribution by noncontrolling interests in a consolidated subsidiary	$—	$87,839	$—
Contributions by noncontrolling interests in the Operating Partnership	$1,568	$—	$—
Distributions to noncontrolling interests in the Operating Partnership	$10	$—	$—
Transfer to assets held for sale	$820	$1,302	$—
Transfer of mortgages related to assets held for sale	$—	$1,312	$—
Management fee paid in shares	$933	$—	$—
Performance allocation paid in Operating Partnership units	$1,568	$—	$—
Accrued distribution fee	$(36)	$—	$—
Adjustment to carrying value of redeemable common stock	$145	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company,” the “Successor,” “we” or “us”) was formed on February 11, 2022 as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. Substantially all of the Company’s business is conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

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

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors (the “Board”), including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Class A, Class AA, Class D, Class I and Class S shares are generally available for issuance in the Company’s private offering. Except for certain direct sales of Class F shares to institutional investors, Class F and Class FF shares of our common stock are now only available to investors who had invested in such class prior to January 1, 2024 and only in limited amounts through January 1, 2025.

On October 27, 2023, the Operating Partners    hip, together with a third party joint venture partner (such joint venture, the “Denton JV”), closed on the acquisition of a 240-unit, 792-bed student housing property (the “University Courtyard”) located in Denton, Texas.

On February 23, 2024, CapGrow JV, CapGrow’s founder and CapGrow Neptune Investor LLC (“Neptune Investor”), an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (“Neptune JV”), and closed on the acquisition of Newport, a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Newport Portfolio”).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. Except for the three months ended September 30, 2024 and 2023, the Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•for the nine months ended September 30, 2024 (the “2024 Successor Interim Period”),
•for the period from January 4, 2023 through September 30, 2023 (the “2023 Successor Interim Period”), and
•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Interim Period”)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2024 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2024.

The Successor condensed consolidated financial statements as of September 30, 2024 and for the period from January 4, 2023 through September 30, 2023 should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method.

The Company considers the Operating Partnership, CapGrow, and Denton JV each as a variable interest entity (“VIE”), in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company continuously reassesses whether it should consolidate a VIE especially where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity.
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

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us, which is generally computed as the other partner’s ownership percentage. Noncontrolling interests are required to be presented as a separate component of equity in the condensed consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and noncontrolling interests. The noncontrolling interests in CapGrow JV and Denton JV are entitled to a profit share based on meeting certain internal rate of return hurdles. Any profits interest due to the other partner is reported within noncontrolling interests.

The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs.

As of September 30, 2024, the total assets and liabilities of the Company's consolidated VIEs were $578.7 million and $327.9 million, respectively. As of December 31, 2023, the total assets and liabilities of the Company's consolidated VIEs were $579.0 million and $331.1 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of each building is thirty years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to fifteen years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture and fixtures are capitalized and depreciated over useful lives ranging from four to seven years. Depreciation expense amounted to $3.7 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense amounted to $10.8 million and $9.1 million for the 2024 Successor Interim Period and 2023 Successor Interim Period, respectively.

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

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of September 30, 2024 and December 31, 2023, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $1.7 million and $0.8 million, respectively. As of September 30, 2024 and December 31, 2023, liabilities held for sale, which are included in accounts payable and other liabilities in the condensed consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Derivative Financial Instruments

The Company uses interest rate caps, a derivative financial instrument, to manage risks from increases in interest rates. The Company records all derivatives at fair value on the condensed consolidated balance sheets. At the inception of a derivative contract, the Company will determine whether the instrument will be part of a qualifying hedge accounting relationship or a contract as a trading instrument. The Company has elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in the condensed consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on the condensed consolidated balance sheets at fair value. The Company has elected to classify our interest rate derivative instruments as financing activities on the condensed consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Refer to Note 11, “Fair Value Disclosures,” for additional information.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of September 30, 2024 and December 31, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of September 30, 2024 and December 31, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred.

Fair Value Measurements

See Note 11, “Fair Value Measurements,” for related disclosures.

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

The second reportable segment, Student Housing, is associated with the University Courtyard. Decisions regarding the allocation of resources are made at the property level. See Note 15, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company and Predecessor derive its revenues primarily from single-family residential leases, which are accounted for as operating leases. The majority of these leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. Additionally, the Company also leases units at a student housing property with lease terms of 12 months or less. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the condensed consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

Other revenue includes termination income and late fees. Termination income, which relates to fees paid by tenants to terminate their lease prior to the contractual lease expiration date, and late fees, are recognized during the period when: (i) the termination agreement is executed or the condition is met, (ii) the fee is determinable, and (iii) collectability of the fee is assured.

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

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, ROU asset, which was included in other assets in the condensed consolidated balance sheets, was $0.3 million and $0.3 million, respectively. As of September 30, 2024 and December 31, 2023, lease liability, which was included in accounts payable and other liabilities in the condensed consolidated balance sheets was $0.3 million and $0.3 million, respectively. See Note 14, “Commitment and Contingencies,” for the related disclosures.

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

Income Taxes

The Company was treated as a corporation for the taxable year ending December 31, 2022. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes beginning with the Company’s taxable year ending December 31, 2023 and we intend to continue to operate in such a manner. As a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

For the 2024 Successor Interim Period, the Company recorded a net tax expense of less than $0.1 million, which is included in the general and administrative expenses in the condensed consolidated statements of operations. The TRSs did not have any material deferred tax assets or liabilities during the 2024 Successor Interim Period and 2023 Successor Interim Period.

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

The restricted stock grants of Class E shares held by the Company’s independent directors are not considered to be participating securities because they have forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net income (loss) per common share until the restricted stock grants have been fully vested.

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

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	September 30, 2024	December 31, 2023
Land and land improvements	$76,046	$75,885
Building and improvements	409,359	406,090
Furniture, fixtures and equipment	1,362	1,197
Total real estate properties, at cost	486,767	483,172
Less: accumulated depreciation	(22,901)	(12,389)
Investments in real estate, net	$463,866	$470,783

Business Combination

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455 million. Debt of approximately $221 million was assumed in the transaction which resulted in an approximate cash outlay of $141 million by the Company to acquire this interest. As part of this transaction, CapGrow retained the employees responsible for implementing strategic decisions relating to acquisitions, dispositions and cash flow management, including CapGrow’s chief executive officer. Since the Company consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this transaction as a business, the Company recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests. The material components of goodwill, amounts paid in excess of amounts attributable to the fair value of the net assets acquired, represent the value assigned to a growing and profitable business that includes an experienced management team and the expected synergies and continued expansion of CapGrow's operations. The members of CapGrow’s management have been with CapGrow for five to sixteen years. The senior members have specific skill sets and significant industry knowledge, including its regulatory and policy environment. These elements make up goodwill, which does not qualify for separate recognition.

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
$141,147

On July 5, 2023, the Company acquired additional equity interests in CapGrow for $18 million, thereby increasing its indirect controlling interest in CapGrow to 69.22%. On October 2, 2023, the Company acquired additional equity interests in CapGrow for $25 million, thereby increasing its indirect controlling interest in CapGrow to 79.64%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $3.6 million, is recognized as an adjustment in additional paid in capital for the year ended December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company owns a 79.98% and 79.81%, respectively, indirect controlling interest in CapGrow.

Asset Acquisitions

During the three months ended September 30, 2024 and the 2024 Successor Interim Period, the Company, through CapGrow, acquired 10 and 20 vacant homes at an aggregate purchase price of approximately $4.3 million and $7.8 million, respectively.

During the three months ended September 30, 2023 and the 2023 Successor Interim Period, the Company, through CapGrow, acquired 7 and 18 vacant homes at an aggregate purchase price of approximately $2.3 million and $12.7 million, respectively.

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

Asset Dispositions

During the three months ended September 30, 2024 and the 2024 Successor Interim Period, we sold 2 and 12 homes for aggregate net proceeds of $0.4 million and $3.5 million, respectively. Except for one asset sold at a gain amounting to $34 thousand during the three months ended June 30, 2024, for the three months ended September 30, 2024 and the 2024

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Successor Interim Period, impairment losses of $0.1 million and $0.5 million, respectively, were recognized for these assets sold and included in impairment on investments in real estate on the condensed consolidated statements of operations.

During the three months ended September 30, 2023 and the 2023 Successor Interim Period, we sold 2 and 32 homes for aggregate net proceeds of $0.4 million and $9.5 million, respectively. Impairment losses of $0.1 million and $1.8 million, respectively, were recognized and included in impairment on investments in real estate on the condensed consolidated statements of operations.

Properties Held-for-Sale and Asset Impairment

As of September 30, 2024, the Company identified four properties classified as held for sale and six vacant properties as impaired in its Residential (Business) segment. As of December 31, 2023, the Company identified one property classified as held for sale and five vacant properties as impaired in its Residential (Business) segment.

The details of impairment losses for the three months ended September 30, 2024 and 2023, 2024 Successor Interim Period and 2023 Successor Interim Period, are as follows (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Impairment loss - assets sold	$122	$135
Impairment loss - held for sale and vacant(1)	869	1,325
	$991	$1,460

	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023
Impairment loss - assets sold	$520	$1,779
Impairment loss - held for sale and vacant(1)	1,493	2,081
	$2,013	$3,860
___________________________________________
(1) Amount is net of impairment loss reclassified to Impairment loss - assets sold during the period.

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through its wholly owned subsidiary (“Neptune Owner”), closed on the acquisition of the Newport Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.00% in the Newport Portfolio as of September 30, 2024. Our maximum loss is limited to the amount of our equity investment in this VIE. As of September 30, 2024, the Company’s investment in unconsolidated entity was $1.8 million, and the income from unconsolidated entity, which was included in income from an unconsolidated entity on the condensed consolidated statements of operations was less than $0.1 million for both the three months ended September 30, 2024 and 2024 Successor Interim Period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
5.LEASE INTANGIBLES

The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,136	$(1,136)	$2,000
In-place lease intangibles	13,513	(6,606)	6,907
Leasing commissions	33,033	(4,897)	28,136
Total intangible assets	$49,682	$(12,639)	$37,043

Intangible liabilities, net:
Below-market lease intangibles	$(57,864)	$8,186	$(49,678)

	December 31, 2023
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(658)	$2,495
In-place lease intangibles	13,701	(2,310)	11,391
Leasing commissions	33,650	(2,753)	30,897
Total intangible assets	$50,504	$(5,721)	$44,783

Intangible liabilities, net:
Below-market lease intangibles	$(58,900)	$4,648	$(54,252)

For the three months ended September 30, 2024 and 2023 the Company recognized $1.5 million and $1.6 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.3 million of accumulated amortization related to fully depreciated assets, held for sale assets and assets sold during the three months ended September 30, 2024. Additionally, during the three months ended September 30, 2024 and 2023, the Company recorded $1.4 million and $1.2 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.4 million of accumulated amortization related to fully depreciated assets, held for sale assets and assets sold during the three months ended September 30, 2024. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed statements of operations.

For the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recognized $3.8 million and $3.7 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.8 million of accumulated amortization related to fully depreciated assets, held for sale assets and sold assets sold during the 2024 Successor Interim Period. Additionally, during the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company recorded $7.1 million and $3.2 million, respectively, of amortization of the in-place leases and leasing commissions and wrote off $0.7 million of accumulated amortization related to fully depreciated assets, held for sale assets and assets sold during the 2024 Successor Interim Period.

The recognition of these items was not applicable to the 2023 Predecessor Interim Period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
As of September 30, 2024, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 4.1 years, 11.1 years, 12.5 years and 13.1 years respectively. The estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2024 (3 months)	$162	$229	$674	$(1,131)
2025	640	886	2,683	(4,484)
2026	511	777	2,574	(4,354)
2027	343	678	2,455	(4,197)
2028	94	566	2,292	(4,034)
Thereafter	250	3,771	17,458	(31,478)
	$2,000	$6,907	$28,136	$(49,678)

6.OTHER ASSETS

The following table summarizes the components of other assets (in thousands). Refer to Note 11, “Fair Value Measurements,” for additional information on the interest rate cap included in Derivative assets below.

	September 30, 2024	December 31, 2023
Derivative assets	$1,897	$2,492
Assets held for sale	1,655	837
Prepaid insurance	497	390
Right of use asset - operating lease	252	302
Deferred costs	125	102
Prepaid ground rent	93	93
Pre-acquisition costs	64	116
Other	166	231
Total	$4,749	$4,563

7.ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table summarizes the components of accounts payable and other liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$3,873	$2,333
Tenant security deposits	2,375	2,440
Distribution payable	1,528	1,408
Subscriptions received in advance	1,275	125
Liabilities related to assets held for sale	713	713
Lease liability - operating lease	256	306
Accrued organization and transaction costs	174	—
Deferred income	132	355
Due to seller	—	118
Total	$10,326	$7,798

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
(in thousands, except share and per share data)
8.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	September 30, 2024	December 31, 2023	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,359	$5,485	7.50%	October 2026
Mortgage note payable(2)	9,049	9,356	5.19%	June 2027
Mortgage note payable(2)	8,793	8,987	3.75%	April 2028
Mortgage note payable(2)	7,481	7,589	5.59%	April 2028
Mortgage note payable(2)	18,191	18,427	4.28%	November 2029
Mortgage note payable(3)	48,402	49,087	3.59%	September 2030
Mortgage note payable(4)	38,069	38,573	3.85%	January 2031
Mortgage note payable(2)	1,983	2,024	4.35%	February 2031
Mortgage note payable(5)	24,982	24,982	4.01%	January 2032
Mortgage note payable(2)	13,998	14,266	4.00%	March 2032
Mortgage note payable(6)	32,241	32,241	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	7.88%	November 2033
Mortgage note payable(2)	1,224	1,324	5.63% to 6.40%	February 2037 through 2039
Notes payable(8)	556	1,239	7.00%	various
Total	231,208	234,460
Discounts and deferred financing costs, net	(3,146)	(3,361)
Total mortgages and other loans payable, net	$228,062	$231,099
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at September 30, 2024 and December 31, 2023, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other items, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
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
(8) These loans, which are owed to private parties, bear interest rates at 7%. Monthly principal and interest payments are due through maturity date beginning October 2024 through January 2026.

Revolving Credit Facility

In February 2022, the Predecessor entered into a third amended and restated revolving line of credit agreement (the “2022 Credit Facility” or “Credit Facility”) with CIBC Bank USA, which was previously amended in July 2021 (the “2021 Credit Facility”) and was originally entered into by the Predecessor in December 2020. Under the 2022 Credit Facility, the maximum borrowing facility increased from $40.0 million to $50.0 million and the maturity date of the 2021 Credit Facility was extended from February 2022 to February 2024. The maturity date of the 2022 Credit Facility was further extended to February 2025 as a result of the Company exercising its one-year extension option. The 2022 Credit Facility bears interest

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
equal to Term SOFR plus 3.5% per annum. As part of the business combination described in Note 3, “Investments in Real Estate,” the Company assumed the outstanding loan balance of $30.3 million. As of September 30, 2024 and December 31, 2023, the interest rate was 8.35% and 8.86%, respectively. As of September 30, 2024 and December 31, 2023, the Credit Facility had a carrying value of $14.4 million and $10.1 million, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortization over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of September 30, 2024 and December 31, 2023, the carrying value of financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term of all of the CapGrow Portfolio, among others. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all of its loan covenants, respectively.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of September 30, 2024 were as follows for the Company (in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2024 (3 months)	$1,022	$—	$—	$1,022
December 31, 2025	4,222	14,436	2	18,660
December 31, 2026	9,290	—	3	9,293
December 31, 2027	11,984	—	5	11,989
December 31, 2028	18,457	—	7	18,464
Thereafter	186,233	—	19,126	205,359
	$231,208	$14,436	$19,143	$264,787

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
9.Stockholders’ and Members’ Equity and Non-controlling Interests in the Operating Partnership and the Consolidated Subsidiaries

Authorized Capital Stock

As of September 30, 2024, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,200,000,000
Preferred Stock	100,000,000	$0.01
	2,300,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2024
	Class F	Class FF	Class E	Class AA	Class A	Total
June 30, 2024	16,059,357	6,188,300	196,207	1,076,927	—	23,520,791
Common stock issued	—	2,356	30,947	608,163	49,950	691,416
Distribution reinvestment	380	64,377	3,588	13,317	159	81,821
September 30, 2024	16,059,737	6,255,033	230,742	1,698,407	50,109	24,294,028

	Nine Months Ended September 30, 2024
	Class F	Class FF	Class E	Class AA	Class A	Total
December 31, 2023	16,058,619	5,943,910	69,325	—	—	22,071,854
Common stock issued	—	121,867	86,845	1,677,635	49,950	1,936,297
Distribution reinvestment	5,859	189,256	7,627	20,772	159	223,673
Shares exchanged(1)	(67,152)	—	66,945	—	—	(207)
Restricted stock grant(2)	62,411	—	—	—	—	62,411
September 30, 2024	16,059,737	6,255,033	230,742	1,698,407	50,109	24,294,028
_______________________________________
(1) The Class F shares held by our independent directors were exchanged for Class E shares.
(2) Represents the vested Class F shares.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Holders of Class F shares purchased before January 1, 2023, totaling 15,019,800 shares, are prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares.

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. Repurchases under the Repurchase Plan began in July 2023. As of September 30, 2024 and December 31, 2023, there were no shares repurchased under the Repurchase Plan. Subsequent to September 30, 2024, the Company repurchased $0.1 million of shares of common stock.

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

	Three Months Ended September 30, 2024
	Class F	Class FF	Class E	Class AA	Class A
Aggregate gross distributions declared per share of common stock	$0.1901	$0.1901	$0.1901	$0.1901	$0.1277
Distribution fee per share of common stock	—	(0.0135)	—	(0.0136)	—
Net distributions declared per share of common stock	$0.1901	$0.1766	$0.1901	$0.1765	$0.1277

	Nine Months Ended September 30, 2024
	Class F	Class FF	Class E	Class AA	Class A
Aggregate gross distributions declared per share of common stock	$0.5670	$0.5670	$0.5670	$0.5043	$0.1277
Distribution fee per share of common stock	—	(0.0401)	—	(0.0357)	—
Net distributions declared per share of common stock	$0.5670	$0.5269	$0.5670	$0.4686	$0.1277

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

During the 2024 Successor Interim Period, the Company issued 5,859 Class F Shares, 189,256 Class FF Shares, 7,627 Class E Shares, 20,772 Class AA Shares and 159 Class A Shares under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an initial one-time grant of Class F restricted shares of common stock valued at $100,000 (“Initial Grant”), annual compensation consisting of a number of restricted shares (“Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (“Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Prior to September 3, 2023, any grant of restricted stock was based on the then-current per share transaction price of the Class F shares at the time of grant. In April 2024, the Board approved the exchange of these Class F shares for a number of Class E shares with an equivalent aggregate net asset value. Thereafter, any grant of restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

In March 2023, the Company granted approximately $0.6 million or approximately 62,411 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP vested between February 2024 and April 2024. Upon the Board’s approval, all Class F Shares previously granted were exchanged for Class E Shares of common stock. In June 2024, the Company granted approximately $0.2 million or approximately 22,792 Class E restricted shares which represented the Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of common stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest in June 2025.

As of September 30, 2024, 414,797 shares of common stock remain available for issuance under the Compensation Plan. During the three months ended September 30, 2024 and 2023, total compensation cost recognized was $0.1 million and $0.2 million, respectively. During each of the 2024 Successor Interim Period and 2023 Successor Interim Period, total compensation cost recognized was $0.2 million and $0.4 million, respectively. The Company adopted the policy of accounting for forfeitures as they occur. As of September 30, 2024, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
In January 2024, the Company issued 144,239 Class E units as payment for the 2023 performance allocation. Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

December 31, 2023	$2
Settlement of 2023 performance participation allocation and distributions reinvestment	1,640
Distributions	(84)
GAAP income allocation	(40)
Adjustment to carrying value of redeemable equity instrument	145
September 30, 2024	$1,663

Non-controlling Interest in the Consolidated Subsidiaries

Noncontrolling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in CapGrow Member, CapGrow and Denton JV.

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

10.Related Party Transactions

Due from Affiliates

Since our initial investment, CapGrow has overseen the day to day operations of CapGrow Neptune. CapGrow is entitled to a reimbursement of expenses borne on behalf of CapGrow Neptune. As of September 30, 2024, there were no reimbursement of expenses due from CapGrow Neptune.

Due to Affiliates

The components of due to related parties of the Company as of September 30, 2024 and December 31, 2023, respectively, are as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued management fee	$228	$199
Accrued performance participation allocation	1,087	1,566
Due to Adviser	90	377
Advanced organization costs	3,092	3,396
Due to affiliates	45	48
	$4,542	$5,586

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares, and 0.75% of the NAV of the Company’s Class AA and Class A Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the three months ended September 30, 2024 and 2023, the Company incurred management fees amounting to $0.3 million and $0.3 million, respectively. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company incurred management fees amounting to $1.0 million and $0.6 million, respectively. In December 2023, the Company issued 69,325 Class E shares as payment for the management fee from January 2023 through October 2023. During the 2024 Successor Interim Period, the Company issued 85,946 Class E shares as payment for the management fee from November 2023 through July 2024.

As of September 30, 2024 and December 31, 2023, the Company owed management fees amounting to $0.2 million for both periods.

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

During the three months ended September 30, 2024 and 2023, the Company accrued a performance allocation amounting to $1.1 million and $0.4 million, respectively. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company accrued a performance allocation amounting to $1.1 million and $1.2 million, respectively. In January, 2024, the Company issued 144,239 Class E units to the Special Limited Partner as payment for the 2023 performance allocation. As of September 30, 2024 and December 31, 2023, the Company owed performance allocations amounting to $1.1 million and $1.6 million, respectively.

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of September 30, 2024 and December 31, 2023, the Company owed the Adviser $0.1 million and $0.4 million, respectively, for expenses paid on its behalf.

The Company reimburses organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company does not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of September 30, 2024 and December 31, 2023, the Company owed offering and organization costs of $3.1 million and $3.4 million, respectively.

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

During the three months ended September 30, 2024 and 2024 Successor Interim Period, the total property and asset management fees, which were included in property operating expenses in the condensed consolidated statements of operations, were $0.1 million and $0.3 million, respectively. During the three months ended September 30, 2024 and 2024 Successor Interim Period, construction management fees, which were capitalized as part of investments in real estate in the condensed consolidated balance sheets were less than $0.1 million for both periods. At both September 30, 2024 and December 31, 2023, the amounts due to affiliates totaled to less than $0.1 million.

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

As of September 30, 2024 and December 31, 2023, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard since October 2023. The fair value of this interest rate cap is presented as part of other assets in the condensed consolidated balance sheets. During the three months ended September 30, 2024 and 2024 Successor Interim Period, the Company recorded unrealized loss on derivative instrument amounting to $0.7 million and $0.6 million, respectively, which are included in unrealized gain (loss) on derivative instrument in our condensed consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to this instrument as of September 30, 2024 and December 31, 2023, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	September 30, 2024	December 31, 2023
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$1,897	$2,492
						$1,897	$2,492

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

During the three months ended September 30, 2024 and 2024 Successor Interim Period, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain vacant properties where leases were terminated and the expected sales proceeds were lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts or list price less estimated costs to sell, which is considered a Level 3 input. Refer to Note 3, “Investments in Real Estate,” for additional disclosure relating to asset impairment.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024		December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$231,208	$225,000	$234,460	$225,323
Revolving credit facility	14,436	14,436	10,139	10,139
Financing obligation	23,200	23,200	23,200	23,200
	$268,844	$262,636	$267,799	$258,662

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

13.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through November 2034. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of September 30, 2024 and December 31, 2023, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 506 and 511, respectively, of the CapGrow Portfolio properties (representing 39% and 40% of total assets, respectively), and these leases have various expiration dates extending through March 2032.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 428 of CapGrow’s properties as of September 30, 2024, which represents approximately 34% of the total rental income during the 2024 Successor Interim Period and 33% of total assets as of September 30, 2024. As of December 31, 2023, Sevita had guarantee agreements with respect to 421 of CapGrow’s properties, which represents approximately 41% of the total rental income during the 2023 Successor Interim Period and 33% of total assets as of December 31, 2023.

During the 2024 Successor Interim Period and 2023 Successor Interim Period, there are four tenants that each represent more than 5% of CapGrow’s rental income, and collectively, the leases on the properties with these tenants represent over 57% and 72% of the Company’s rental income. While this represents a significant concentration risk with regard to CapGrow’s revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

University Courtyard units are rented generally under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the University Courtyard leases as of September 30, 2024 expire on or before July 2025 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
As of September 30, 2024, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2024 (three months)	$7,946
December 31, 2025	30,936
December 31, 2026	27,466
December 31, 2027	20,607
December 31, 2028	10,147
Thereafter	20,792
$117,894

The components of lease income from operating leases for the three months ended September 30, 2024 and 2023, 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, are as follows (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Fixed lease payments	$11,186	$9,463
Variable lease payments	63	40
	$11,249	$9,503

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023
Fixed lease payments	$32,789	$26,963	$320
Variable lease payments	150	155	3
	$32,939	$27,118	$323

14.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the three months ended September 30, 2024 and 2023, rental expenses, which were included in general and administrative in the condensed consolidated statements of operations, were less than $0.1 million for each respective period.

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

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.94% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of September 30, 2024 (in thousands):

Year Ending
December 31, 2024 (three months)	$19
December 31, 2025	79
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
Total minimum lease payments	274
Imputed interest	(18)
Total operating lease liabilities	$256

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

15.SEGMENT REPORTING

The Company operates in two reportable segments as of September 30, 2024 and December 31, 2023: Residential (Business) and Student Housing. Prior to the acquisition of University Courtyard on October 27, 2023, the Company operated in one reportable segment. The Company allocates resources and evaluates results based on the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table details the total assets by segment (in thousands):

	September 30, 2024	December 31, 2023
Residential (Business)	$494,086	$501,980
Student Housing	58,311	62,207
Other (Corporate)	27,553	14,828
Total assets	$579,950	$579,015

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
The following tables detail the financial results of operations by segment for the three months ended September 30, 2024 and nine months ended September 30, 2024 (in thousands):

Three Months Ended September 30, 2024

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$9,633	$1,616	$—	$11,249
Other revenue	19	428	—	447
Total revenues	9,652	2,044	—	11,696
Expenses
Property operating expenses	202	1,088	—	1,290
General and administrative	842	299	822	1,963
Total expenses	1,044	1,387	822	3,253
Income from an unconsolidated joint venture	22	—	—	22
Segment net operating income (loss)	$8,630	$657	$(822)	$8,465

Depreciation and amortization	(4,536)	(533)	—	(5,069)
Organization and transaction costs				(78)
Management fees				(342)
Performance participation allocation				(1,087)
Interest expense, net				(3,021)
Unrealized gain (loss) on derivative instruments				(733)
Impairment of investments in real estate				(991)
Gain on sale of real estate				—
Net income (loss)				(2,856)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary				63
Net (income) loss attributable to non-controlling interest in the Operating Partnership				11
Net income (loss) attributable to SDREIT stockholders				$(2,782)

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Nine Months Ended September 30, 2024

	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$28,082	$4,857	$—	$32,939
Other revenue	119	884	—	1,003
Total revenues	28,201	5,741	—	33,942
Expenses
Property operating expenses	660	2,653	—	3,313
General and administrative	2,550	693	2,798	6,041
Total expenses	3,210	3,346	2,798	9,354
Income from an unconsolidated joint venture	32	—	—	32
Segment net operating income (loss)	$25,023	$2,395	$(2,798)	$24,620

Depreciation and amortization	(12,903)	(5,072)	—	(17,975)
Organization and transaction costs				(250)
Management fees				(962)
Performance participation allocation				(1,087)
Interest expense, net				(9,072)
Unrealized gain (loss) on derivative instruments				(595)
Impairment of investments in real estate				(2,013)
Gain on sale of real estate				34
Net income (loss)				(7,300)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary				124
Net (income) loss attributable to non-controlling interest in the Operating Partnership				40
Net loss attributable to SDREIT stockholders				$(7,136)

16.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to September 30, 2024, the Company issued the following shares at aggregate gross proceeds of $5.4 million.

	Number of Shares Issued	Gross Proceeds (in thousands)
Class E Shares(1)	20,655	$228
Class A Shares(2)	76,936	823
Class AA Shares(2)	398,330	4,369
Total	495,921	$5,420
_______________________________________
(1) Class E shares were issued to the Adviser as payment for accrued management fees.
(2) Includes sales load fees of $70 thousand for Class AA Shares.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to September 30, 2024:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Payment Date
September 30, 2024	September 30, 2024	$0.0637	$0.0593	$0.0637	$0.0593	$0.0637	October 12, 2024
October 31, 2024	October 31, 2024	$0.0633	$0.0587	$0.0633	$0.0587	$0.0637	November 12, 2024

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

The Company was formed on February 11, 2022 (“Inception”) as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

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

As of September 30, 2024, the Company owns (a) a 79.98% indirect controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (the “CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture (the “Denton JV”) that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See “Investment Portfolio” below for additional information on these investments.

On February 23, 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC (the “Neptune Investor”), an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of Newport, a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 78% of our total debt obligations. Also, we were able to secure a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $14.4 million as of September 30, 2024. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.1 million during the nine months ended September 30, 2024. See “Liquidity and Capital Resources — Capital Resources” below. In general, higher interest rates will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

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

Q3 2024 Highlights

Operating Results
•We declared monthly distributions totaling $4.5 million for the three months ended September 30, 2024. During the three months ended September 30, 2024, our investments in CapGrow and University Courtyard produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A
Annualized Distribution Rate(1)	6.98%	6.56%	6.91%	6.56%	7.18%
Year-to-Date Total Return, without upfront selling commissions(2)	6.54%	6.19%	8.77%	4.82%	1.51%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	4.41%	4.07%	8.77%	2.73%	(0.52)%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.73%	9.65%	8.28%	4.82%	1.51%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	10.46%	8.11%	8.28%	2.73%	(0.52)%

____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the September distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions. Class F shares, Class FF shares, Class AA and Class A shares were first issued to third parties on December 27, 2022, May 1, 2023, February 1, 2024 and August 1, 2024, respectively. Class E shares were first issued to our Adviser on December 1, 2023.
(3)	There were no selling commissions charged in respect of the Class F, Class A and E shares.
Investments
•We acquired ten vacant homes through CapGrow at an aggregate purchase price of $4.3 million during the three months ended September 30, 2024, which were leased to tenants following their acquisition.
•We sold two CapGrow homes for aggregate net proceeds of $0.4 million during the three months ended September 30, 2024.

Capital and Financing Activity

•During the three months ended September 30, 2024, we raised an aggregate of $8.3 million of proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and did not receive any repurchase requests for our common shares.
•CapGrow incurred additional borrowings of $2.3 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended September 30, 2024.
•CapGrow repaid $1.2 million of its mortgage loans as part of its scheduled debt service payments and as a result of asset sales during the three months ended September 30, 2024.

Subsequent Event Highlights
•Subsequent to September 30, 2024, we raised aggregate net proceeds of $5.4 million from the sale of our common shares, and repurchased $0.1 million of shares of common stock.

Investment Portfolio
Summary of Portfolio
The following table provides a summary of our portfolio as of September 30, 2024:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	n/a	1,068	98%	$29,521	$497,000	$28,201	83%
Student Housing	1	792	93%	$8,160	63,000	5,741	17%
Total	1				$560,000	$33,942	100%

_______________________________________________
(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of September 30, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of September 30, 2024.
(3)    Average effective annualized base rent represents the annualized base rent for the nine months ended September 30, 2024 per homes or beds, and excludes tenant recoveries, straight line rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of September 30, 2024.
(5)    Segment revenue is presented for the nine months ended September 30, 2024.
(6)    Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.5 million.

Real Estate Investments
The following table provides additional information regarding our portfolio of real estate as of September 30, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)
Business:
CapGrow(3)	n/a	Various	January, July and October 2023	79.98%	$465,000	1,068	98%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792	93%
Total	1				$523,000
______________________________________________
(1)    Ownership interest as September 30, 2024. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets.
(2)     The occupancy rate is defined as the number of leased units/homes divided by the total units/homes as of September 30, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of September 30, 2024.
(3)    As of September 30, 2024, the Company owned a 79.98% effective equity interest in CapGrow. The Company has the right to buy the remaining interests in CapGrow Member from Sculptor RE Holdings XVII LLC (“Seller”) by January 3, 2025 at a price (i) for the first 12 months following the initial sale to the Company, that is based on a 6.5% capitalization rate on net operating income excluding corporate general and administrative expenses (“pre-corporate G&A NOI”) calculated at the time of the subsequent purchase; and (ii) for the second year following the initial sale to the Company, that is equal to a 6.0% capitalization rate on pre-corporate G&A NOI calculated at the time of purchase. As the managing member of CapGrow Member, the Company has near absolute control over CapGrow, including the ability at all times on or after the initial sale to the Company to force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow itself. However, if the Company has not exercised its option to acquire a 100% ownership interest in CapGrow Member within 24 months of the initial sale to the Company (i.e., by January 3, 2025), then Seller can also force a sale of CapGrow Member, its interest in CapGrow or 100% of CapGrow. The Company’s affiliate transaction committee, which is comprised solely of the Company’s independent directors, approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2024 (amounts and square feet data in thousands). The table below excludes our student housing property as substantially all of its leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (three months)	11	$321	1%	22	1%
2025	124	2,843	9%	236	10%
2026	159	4,468	14%	393	17%
2027	498	13,056	41%	997	42%
2028	69	2,960	9%	168	7%
2029	98	2,677	9%	198	8%
2030	34	1,076	3%	98	4%
2031	21	1,336	4%	87	4%
2032	11	2,204	7%	124	5%
2033	3	92	—%	8	—%
Thereafter	14	771	3%	52	2%
Total	1,042	$31,804	100%	2,383	100%

______________________________________________________
(1) Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of September 30, 2024 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of September 30, 2024. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 40 different care providers, there are 4 that each represent more than 5% of CapGrow’s annual rent, and collectively, the leases on the properties with these tenants contribute over 57% of the Company’s rental income for the nine months ended September 30, 2024. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of September 30, 2024, there are 44 separate subsidiaries of Sevita that have leased 506 of CapGrow’s properties and there are no cross-default provisions among these leases. Such leases in aggregate represent approximately 40% of the Company’s rental income for the nine months ended September 30, 2024, and 39% of the Company's total assets as of September 30, 2024. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 428 of CapGrow’s properties, which represents approximately 34% of the Company’s rental income and 33% of the Company’s total assets as of September 30, 2024. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not able to honor their lease obligations and that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Although Sevita reportedly sold a 25% stake in itself in 2022 at a price reflecting a $3 billion valuation, several factors may negatively impact the financial condition of Sevita, as well as the other providers who lease our properties: (i) inflationary pressures in a tight labor market and overall higher property operating expenses, (ii) higher interest expenses, (iii) increases in real estate taxes to offset state and local government revenue shortfalls, (iv) increased insurance expenses in high risk markets and for higher property replacement costs, and (v) potentially lower reimbursement rates from government payers (primarily Medicaid) due to budgetary constraints.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 83% of expiring leases cumulatively from 2012 through September 2024. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Results of Operations
Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. Except for the three months ended September 30, 2024 and 2023, the Company has made the distinctions in the condensed consolidated financial statements and certain note presentations, as follows:

•for the nine months ended September 30, 2024 (the “2024 Successor Interim Period”)
•for the period from January 4, 2023 through September 30, 2023 (the “2023 Successor Interim Period”)
•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Interim Period”)

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended September 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended September 30,
	2024	2023	2024 vs 2023
Revenues
Rental revenue	$11,249	$9,503	$1,746
Other revenue	447	263	184
Total revenues	11,696	9,766	1,930

Expenses
Property operating expenses	1,290	156	1,134
Management fees	342	257	85
Performance participation allocation	1,087	448	639
General and administrative	1,963	1,865	98
Organization and transaction costs	78	372	(294)
Depreciation and amortization	5,069	4,315	754
Total expenses	9,829	7,413	2,416

Operating income	1,867	2,353	(486)

Other income (expense):
Interest expense, net	(3,021)	(2,495)	(526)
Impairment of investments in real estate	(991)	(1,460)	469
Income (loss) from an unconsolidated entity	22	—	22
Unrealized gain (loss) on derivative instruments	(733)	—	(733)
Total other income (expense)	(4,723)	(3,955)	(768)
Net income (loss)	$(2,856)	$(1,602)	$(1,254)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	63	(70)
Net (income) loss attributable to non-controlling interest in the Operating Partnership	11	—
Net income (loss) attributable to SDREIT stockholders	$(2,782)	$(1,672)
Net income (loss) per common share - basic and diluted	$(0.12)	$(0.09)
Weighted-average common shares outstanding - basic and diluted	23,972,985	18,744,797

Rental Revenue
Rental revenue from property operations increased by $1.7 million from $9.5 million during the three months ended September 30, 2023 to $11.2 million during the three months ended September 30, 2024, which was primarily due to the acquisition of University Courtyard in October 2023, which contributed $1.6 million of rental revenue during the three months ended September 30, 2024. Additionally, rental revenue increased due to the additional asset acquisitions at CapGrow. During the three months ended September 30, 2024 and 2023, the Company acquired 10 and 7 properties, respectively, and sold 2 properties for both periods.

Other Revenue

Other revenue amounting to $0.4 million during the three months ended September 30, 2024 was primarily related to the acquisition of University Courtyard while other revenue amounting to $0.3 million during the three months ended September 30, 2023 was due to the lease termination income earned by CapGrow.

Property Operating Expenses

Property operating expenses increased by $1.1 million from $0.2 million during the three months ended September 30, 2023 to $1.3 million during the three months ended September 30, 2024 as a result of the acquisition of University Courtyard, which contributed to the increase in property operating expenses of $1.1 million.

Management Fees

Management fees increased by approximately $0.1 million in both the three months ended September 30, 2024 and 2023 amounting to approximately $0.3 million. The increase was due to the higher net asset value of the Company, which was partly driven by appreciation of our investments as well as additional equity raised.

Performance Participation Allocation

Performance participation allocation increased by $0.6 million from $0.4 million during the three months ended September 30, 2023 to $1.1 million as of September 30, 2024 due to appreciation of our investments which led to a higher net asset value.

General and Administrative Expenses

General and administrative property increased by $0.1 million from $1.9 million during the three months ended September 30, 2023 to $2.0 million during the three months ended September 30, 2024 due to an increase in professional fees related to audit and tax services as well as other general and administrative costs relating to the acquisition of University Courtyard.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.8 million from $4.3 million during the three months ended September 30, 2023 to $5.1 million during the three months ended September 30, 2024 as a result of the acquisition of University Courtyard, which contributed depreciation and amortization expense of $0.5 million.

Impairment of Investments in Real Estate

Impairment of investments in real estate amounting $1.0 million during the three months ended September 30, 2024 was due to the write down of impaired vacant assets, held for sale assets and assets sold. Impairment of investments in real estate amounting to $1.5 million during the three months ended September 30, 2023 was due to the write down of held for sale assets and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates such property and there is no immediate replacement tenant expected. Impairment is evaluated at such time.

Interest Expense, net

Interest expense, net increased by $0.5 million from $2.5 million during the three months ended September 30, 2023 to $3.0 million during the three months ended September 30, 2024 due to the financing used to acquire University Courtyard, which contributed an additional interest expense of $0.5 million.

2024 Successor Interim Period Compared to 2023 Successor Interim Period (1)
The following table sets forth information regarding the consolidated results of operations for the 2024 Successor Interim Period, 2023 Successor Interim Period and 2023 Predecessor Interim Period, respectively (amounts in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Revenues
Rental revenue	$32,939	$27,118	$323	$5,821
Other revenue	1,003	821	—	182
Total revenues	33,942	27,939	323	6,003

Expenses
Property operating expenses	3,313	468	29	2,845
Management fees	962	647	—	315
Performance participation allocation	1,087	1,171	—	(84)
General and administrative	6,041	4,666	—	1,375
Organization and transaction costs	250	2,281	—	(2,031)
Depreciation and amortization	17,975	12,289	—	5,686
Total expenses	29,628	21,522	29	8,106

Operating income	4,314	6,417	294	(2,103)

Other income (expense):
Interest expense, net	(9,072)	(7,737)	(114)	(1,335)
Impairment of investments in real estate	(2,013)	(3,860)	—	1,847
Income (loss) from an unconsolidated entity	32	—	—	32
Unrealized gain (loss) on derivative instruments	(595)	—	—	(595)
Gain (loss) on sale of real estate	34	—	—	34
Total other income (expense)	(11,614)	(11,597)	(114)	(17)
Net income (loss)	$(7,300)	$(5,180)	$180	$(2,120)
Net income (loss) attributable to non-controlling interest in the consolidated subsidiaries	124	247
Net income (loss) attributable to non-controlling interest in the Operating Partnership	40	—
Net income (loss) attributable to SDREIT stockholders	$(7,136)	$(4,933)
Net income (loss) per common share - basic and diluted	$(0.31)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	23,174,275	16,513,856

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

Rental Revenue

Rental revenue from property operations increased by $5.8 million from $27.1 million during the 2023 Successor Interim Period to $32.9 million during the 2024 Successor Interim Period, which was primarily due to the acquisition of University Courtyard in 2023, which contributed $4.9 million of rental revenue during the 2024 Successor Interim Period. Additionally, rental revenue increased due to the assets acquired at CapGrow. During the 2024 Successor Interim Period and 2023 Successor Interim Period, the Company acquired 20 and 18 properties, respectively, and sold 12 and 32 properties, respectively.

As of September 30, 2024, the total number of CapGrow properties owned and leased were 1,068 properties and 1,051 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,448 and $2,414 during the 2024 Successor Interim Period and 2023 Successor Interim Period respectively.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $4.7 million during the 2023 Successor Interim Period to $6.0 million during the 2024 Successor Interim Period due to an increase in professional fees related to audit and tax services as well as other general and administrative costs relating to the acquisition of University Courtyard.

Organization and Transaction Costs

Organization and transaction costs amounting to $0.3 million for the 2024 Successor Interim Period were related to the legal costs associated with the Company’s ongoing offering. During the 2023 Successor Interim Period, organization and transaction costs were $2.3 million which included $0.9 million of costs related to the acquisition of CapGrow which was accounted for under the business combination as well as legal and certain costs associated with the Company’s organizational activities and the ongoing offering.

Property Operating Expenses

Property operating expenses increased by $2.8 million from approximately $0.5 million during the 2023 Successor Interim Period to approximately $3.3 million during the 2024 Successor Interim Period primarily due to the acquisition of University Courtyard in October 2023, which contributed to the increase in property operating expenses by $2.7 million.

Management Fees

Management fees increased by $0.3 million from $0.6 million during the 2023 Successor Interim Period to $1.0 million for the 2024 Successor Interim Period. The increase was due to the higher net asset value of the Company, which was partly driven by appreciation of our investments as well as additional equity raised.

Performance Participation Allocation

There was no significant change in performance participation allocation when comparing the 2024 Successor Interim Period to the 2023 Successor Interim Period.

Depreciation and Amortization

Depreciation and amortization expenses increased by $5.7 million from $12.3 million during the 2023 Successor Interim Period to $18.0 million during the 2024 Successor Interim Period as a result of the acquisition of University Courtyard, which contributed depreciation and amortization expense of $5.1 million, and asset acquisitions at CapGrow.

Interest Expense, net

Interest expense, net increased by $1.3 million from $7.7 million during the 2023 Successor Interim Period to $9.1 million during the 2024 Successor Interim Period due to the financing used to acquire University Courtyard, which contributed additional interest expense of $1.4 million, partially offset by the interest income earned from our money market funds.

Impairment of Investments in Real Estate

Impairment of investments in real estate amounting $2.0 million during the 2024 Successor Interim Period and $3.9 million during the 2023 Successor Interim Period was due to the write down of impaired vacant assets, held for sale assets and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates such property and there is no immediate replacement tenant is expected. Impairment is evaluated at such time.

Unrealized gain on derivative

Unrealized gain on derivative for the 2024 Successor Interim Period pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

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

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation paid in shares or Operating Partnership units, even if repurchased by us, (viii) amortization of restricted stock awards, (ix) non-cash interest expense on affiliate line of credit paid in shares or Operating Partnership units, even if subsequently repurchased by us, (x) organizational costs, (xi) amortization of deferred financing costs, and (xii) similar adjustments for non-controlling interests and unconsolidated entities.

We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or Operating Partnership units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, (iv) distribution fees paid during the period, and (v) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for distribution fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.

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

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the respective periods below (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023
Net income (loss) attributable to SDREIT shareholders	$(2,782)	$(1,672)	$(7,136)	$(4,933)
Adjustments to arrive at FFO:	—	—	—	—
Depreciation and amortization	5,069	4,315	17,975	12,289
Gain on the sale of real estate	—	—	(34)	—
Impairment on investments in real estate	991	1,460	2,013	3,860
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(1,165)	(1,777)	(3,491)	(5,749)
Unconsolidated entities depreciation and noncontrolling interests adjustments	6	—	15	—
Amount attributable to investment in unconsolidated affiliate	—	—	—	—
FFO attributable to SDREIT shareholders	$2,119	$2,326	$9,342	$5,467
Adjustments to arrive at AFFO:	—	—	—	—
Straight-line rental income and expense	(122)	(199)	(407)	(703)
Amortization of above- and below-market lease intangibles	(1,517)	(1,594)	(3,817)	(3,662)
Amortization of discount on mortgage and other loans payable	69	70	208	205
Amortization of deferred financing fees - property level	87	—	211	—
Amortization of restricted stock awards	62	173	153	366
Organizational costs and transaction costs	78	372	250	2,281
Non-cash performance participation allocation	1,087	—	1,087	—
Unrealized (gain) loss from changes in the fair value of financial instruments	733	—	595	—
Amount attributable to unconsolidated entities for above adjustments	2	—	5	—
Amount attributable to non-controlling interests for above adjustments	226	528	720	1,128

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023
AFFO attributable to SDREIT shareholders	$2,824	$1,676	$8,347	$5,082
Recurring tenant improvements and other capital expenditures	(182)	—	(182)	—
Management fee	342	257	962	647
Stockholder distribution fees paid	(102)	—	(273)	—
FAD attributable to SDREIT shareholders	$2,882	$1,933	$8,854	$5,729

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF, Class EE, Class AA and Class A common shares, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the noncontrolling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2024 (amounts in thousands, except per share/unit data):

Components of NAV	September 30, 2024
Investments in real estate (including goodwill)	$560,000
Investment in an unconsolidated joint venture	1,770
Cash and cash equivalents	28,548
Restricted cash	7,721
Receivables	470
Other assets	2,718
Mortgages, credit facility and financing obligations, net	(262,636)
Accounts payable and other liabilities	(9,279)
Management fee payable	(228)
Due to related parties	(136)
Accrued performance participation allocation	(1,087)
Noncontrolling interests in the consolidated subsidiaries	(62,496)
Net Asset Value	$265,365
Number of outstanding shares/units	24,445,090

NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A	Operating Partnership Units	Total
NAV	$174,951	$67,365	$2,541	$18,307	$538,000	$1,663	$265,365
Number of outstanding shares/ units	16,059,737	6,255,033	230,742	1,698,407	50,109	151,062	24,445,090
NAV Per Share/Unit	$10.8938	$10.7697	$11.0109	$10.7788	$10.7306	$11.0109	$10.8555
The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of September 30, 2024:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.0%	7.0%
Student Housing	8.5%	6.5%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at September 30, 2024:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate (weighted average)	0.25% decrease	1.2%	1.0%
Discount Rate (weighted average)	0.25% increase	(1.4)%	(1.0)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.6%	4.5%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(4.0)%

The following table details the contracted weighted average fixed rate mortgage rates on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of September 30, 2024:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed Rate Mortgages (weighted average)	4.51%	5.90%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our September 30, 2024 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.50%	0.40%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.50)%	(0.40)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheets to our NAV (amounts in thousands):

September 30, 2024
Shareholders’ equity	$204,129
Redeemable non-controlling interest in SDREIT Operating Partnership	1,663
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	205,792
Adjustments:
Accrued organizational and offering costs	3,164
Accumulated depreciation and amortization under GAAP	30,751
Straight line rent receivable	(1,296)
Unrealized net real estate appreciation	26,948
Unvested dividends reinvestment	6
NAV	$265,365
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

•Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage loans, and revolving credit facility (“Debt”) are presented at their amortized cost basis in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0637 per share for the month ended September 30, 2024. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum.

The following table details the total net distributions for each of our share class from inception through record date September 30, 2024:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares
March 31, 2023	$0.0588	$—	$—	$—	$—
April 30, 2023	0.0588	—	—	—	—
May 31, 2023	0.0609	0.0609	—	—	—
June 30, 2023	0.0611	0.0611	—	—	—
July 31, 2023	0.0611	0.0611	—	—	—
August 31, 2023	0.0628	0.0628	—	—	—
September 30, 2023	0.0625	0.0625	—	—	—
October 31, 2023	0.0622	0.0577	—	—	—
November 30, 2023	0.0628	0.0584	—	—	—
December 31, 2023	0.0633	0.0587	0.0633	—	—
January 31, 2024	0.0627	0.0582	0.0627	—	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588	—
March 31, 2024	0.0629	0.0584	0.0629	0.0584	—
April 30, 2024	0.0627	0.0583	0.0627	0.0583	—
May 31, 2024	0.0628	0.0583	0.0628	0.0583	—
June 30, 2024	0.0627	0.0583	0.0627	0.0583	—
July 31, 2024	0.0624	0.0579	0.0624	0.0579	—
August 30, 2024	0.0640	0.0594	0.0640	0.0594	0.0640
September 30, 2024	0.0637	0.0593	0.0637	0.0593	0.0637
Total	$1.1813	$1.0102	$0.6303	$0.4687	$0.1277
The following table details our distributions declared for the nine months ended September 30, 2024 (amounts in thousands):

	Amount	Percentage
Distributions
Payable in cash	$10,450	81%
Reinvested in shares	2,460	19%
Total distributions	$12,910	100%

Sources of Distributions
Cash flows from operating activities(1)	$12,910	100%
Offering proceeds	—	—%
Total Sources of distribution	$12,910	100%

Cash flows from operating activities	$12,493
Funds from operations(2)	$9,342
Adjusted funds from operations	$8,347

____________________________________________________
(1) 100% of our distributions to SDREIT stockholders and OP unitholders was funded by our inception to date cash flows from operating activities.
(2) See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for a description of Funds from Operations and Adjusted Funds from Operations, for reconciliations of these amounts to GAAP net loss attributable to SDREIT shareholders and for considerations on how to review these metrics.

Subsequent to September 30, 2024, we paid approximately $2.4 million of distributions in cash using cash flows from operations and approximately $0.6 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $28.5 million of immediate liquidity as of September 30, 2024, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of September 30, 2024, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of September 30, 2024 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.37%	March 2031	n/a	$231,208
Revolving credit facility(3)	8.79%	February 2025	$50,000	14,436
Financing obligations(4)				23,200
Discount and deferred financing costs, net				(3,477)
Total indebtedness				$265,367
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from October 2024 through February 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the nine months ended September 30, 2024, was 8.79%. The revolving credit facility provided a one-year extension option subject to an extension fee of 0.30% of the total loan commitment. In February 2024, the maturity date was extended to February 2025 as a result of the Company exercising its one-year extension option.
(4)     This financing obligation is related to the sale and leaseback transaction of University Courtyard, which is accounted for as a failed and leaseback transaction because the lease is classified as a finance lease. Accordingly, the underlying land is still included in the investments in real estate in the condensed consolidated balance sheets and the proceeds from the sale are accounted for as a financing obligation. The rental payment under the lease will be allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-yeaar lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of the $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million.

In March 2023, the Company commenced the offering of its shares through a continuous private placement offering. Except for certain direct sales of Class F shares to institutional investors, Class F and Class FF shares of our common stock are now only available to investors who had invested in such class prior to January 1, 2024 and only in limited amounts through January 1, 2025. Commencing October 1, 2023, Class A, Class AA, Class D, Class I and Class S shares became available for issuance in the offering to the extent there are subscriptions for such shares.

As of September 30, 2024, we have received net proceeds of $96.0 million, including proceeds from our distribution reinvestment plan, from selling an aggregate of 1,042,500 Class F common shares, 6,255,034 Class FF common shares, 1,698,406 Class AA shares and 50,109 Class A shares in the private Offering. This is in addition to the $150.2 million raised from the sale of 15,021,977 Class F common shares (including reinvestment of dividends) in private transactions that preceded this Offering. Additionally, we issued an aggregate $1.8 million or 163,798 of Class E common shares to our independent directors under the terms of the independent director compensation plan, our Advisor as payments of management fees and to an employee of Sculptor who purchased such shares.

Cash Flows

Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Period from January 4, 2023 through September 30, 2023	Difference
Cash flows provided by operating activities	$12,493	9,750	$2,743
Cash flows used in investing activities	(8,580)	(137,288)	128,708
Cash flows provided by financing activities	9,254	41,517	(32,263)
Net change in cash and cash equivalents and restricted cash	$13,167	$(86,021)	$99,188
Cash flows provided by operating activities increased by approximately $2.7 million during the 2024 Successor Interim Period primarily due to the increased portfolio cash flow as a result of asset acquisitions, partially offset by an increase in payment of corporate expenses.

Cash flows used in investing activities decreased by approximately $128.7 million during the 2024 Successor Interim Period primarily due to the acquisition of the 61.64% controlling interest in CapGrow in January 2023.

Cash flows provided by financing activities decreased by approximately $32.3 million during the 2024 Successor Interim Period primarily due to the decrease in proceeds from stock issuances and increased distributions to stockholders partially offset by a decrease in portfolio level borrowings.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2024 (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$264,787	$1,022	$27,953	$30,453	$205,359
Organization and offering costs(2)	3,266	346	1,374	1,374	172
Total	$268,053	$1,368	$29,327	$31,827	$205,531
______________________________________________
(1)    Loan maturities are based on the contractual maturity dates.
(2)    Includes $3.1 million of amounts owed to our Adviser as of September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 for the Company. Our exposures to market risk have not changed materially since December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10, “Related Party Transactions,” to our condensed consolidated financial statements, the Advisor may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the three months ended September 30, 2024, the Adviser elected to receive its management fees in Class E shares and we issued 30,048 unregistered Class E shares to the Adviser in satisfaction of the management fees for the period from May 2024 through July 2024. Since our Adviser elected to receive Class E shares, we also issued 2,409 unregistered Class E shares to the Adviser as part of the distribution reinvestment program. During the three months ended September 30, 2024, we also issued 900 Class E shares to a Sculptor employee and 1,575 unregistered Class E shares to our independent directors in connection with their participation in the distribution reinvestment plan. A portion of the shares issued to our independent directors are restricted and are subject to vesting and settlement provisions as detailed within the independent director compensation plan.

During the three months ended September 30, 2024, the Company issued 2,356 shares of Class FF common stock, 608,163 shares of Class AA common stock and 49,950 shares of Class A common stock for aggregate net proceeds of approximately $7.1 million. During the three months ended September 30, 2024, the Company issued 380 shares of Class F common stock, 64,377 shares of Class FF common stock, 13,317 shares of Class AA common stock and 159 shares of Class A common stock for aggregate net proceeds of approximately $0.8 million, as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

During the three months ended September 30, 2024, the Company did not receive any repurchase requests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	November 13, 2024	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(principal executive officer)

Date:	November 13, 2024	By:	/s/ Herbert A. Pollard
Herbert A. Pollard
Chief Financial Officer, Treasurer and Director
(principal financial officer)

Date:	November 13, 2024	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(principal accounting officer)