Form 10-K/A
period 2023-12-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2024-11-26
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
4

Explanatory Note

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A” and, together with the Form 10-K, the “Annual Report”) solely for the purpose of filing Exhibit 99.1. Accordingly, this Form 10-K/A consists solely of the cover page, this explanatory note, the exhibit index, and the exhibits filed herewith.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently-dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statement Schedules

Financial statements and financial statement schedules are not included in this Form 10-K/A. See the consolidated financial statements and schedules thereto included in Part II, Item 8 of the Form 10-K. The page numbers included in the index below refer to page numbers in the Form 10-K.

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

(b).     Exhibits:

Ex.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
10.1	Second Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of June 21, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.2	Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated as of February 9, 2023 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.3	Trademark License Agreement between the Registrant and Sculptor Capital LP, dated as of February 10, 2023 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.4	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)

10.5	Second Amended and Restated Independent Director Compensation Plan, dated as of August 9, 2023 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.6	Form of Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.7	Voting Agreement between the Registrant and OPERF, dated as of December 22, 2022 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.8	CapGrow Holdings JV LLC Second Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.9	CapGrow Holdings Member LLC Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.1	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of January 4, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.11	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of July 5, 2023 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.12	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of October 2, 2023 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 1, 2024 and incorporated herein by reference)
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consolidated Financial Statements for National Mentor Holdings, Inc. as of and for the years ended September 30, 2023 and 2022 (filed as Exhibit 99.1 to the Company's Registration Statement on Form 10-12G/A (File No. 000-56566) filed on November 6, 2024 and incorporated herein by reference)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 26, 2024.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Herbert A. Pollard
Herbert A. Pollard
Chief Financial Officer, Treasurer and Director (principal financial officer)

/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer (principal accounting officer)

4