Form 10-K
period 2024-12-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2025-03-28
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
____________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
Securities registered pursuant to Section 12(b) of the Act

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

The aggregate market value of the common stock held by non-affiliates of the registrant is: There is no established market for any class of the registrant’s shares of common stock.

As of March 28, 2025, the registrant had the following shares outstanding: 19,607,042 outstanding shares of Class F common stock, 6,267,914 outstanding shares of Class FF common stock, 1,982,592 outstanding shares of Class E common stock, 3,593,393 outstanding shares of Class AA common stock, 1,558,735 outstanding shares of Class A common stock, and 48,381 outstanding shares of Class I-S common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•Other than twelve employees of CapGrow (as defined below) who operate the CapGrow business, we have no employees, and are dependent on our Adviser to conduct our operations. Our Adviser (as defined below) will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other investment funds, programs, REITs, entities and separate accounts formed, advised or managed by Sculptor Capital Management, Inc. and its affiliates (collectively, “Other Sculptor Accounts”), the allocation of time of its investment professionals and the level of fees that we will pay to our Adviser.
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

PART I.

ITEM 1. BUSINESS

References herein to “Sculptor Diversified Real Estate Income Trust,” the “REIT,” “SDREIT,” “Company,” “we,” “us,” or “our” refer to Sculptor Diversified Real Estate Income Trust, Inc., a Maryland corporation, and its subsidiaries including Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership, which we refer to herein as the “Operating Partnership” or “SDREIT OP,” unless the context specifically requires otherwise.

General Description of Business and Operations

Sculptor Diversified Real Estate Income Trust, Inc. is a Maryland corporation formed on February 11, 2022 for the principal purpose of investing in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the United States and Europe. These assets may include multifamily, single family, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, senior living, lodging, data centers, manufactured housing and self-storage properties. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2023 and we intend to continue to operate in such a manner. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are externally managed by our adviser, Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”), a Delaware limited liability company and a registered investment adviser. Our Adviser is an affiliate of Sculptor Capital Management, Inc., our sponsor (together with its affiliates, “Sculptor”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of the Adviser, owns a special limited partner interest in the Operating Partnership.

In March 2023, we commenced a private offering of shares of our common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made.

As of December 31, 2024, the Company owns (a) through its wholly-owned subsidiary CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), a 92.70% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas.

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

Investment Strategy

Founded in 2003, Sculptor Real Estate has completed 200 transactions across 30 diverse real estate asset classes, representing over $24.1 billion of total enterprise value as of December 31, 2024. Sculptor Real Estate has raised over $11.1 billion in total commitments across both opportunistic equity and credit platforms in the United States and Europe as of January 1, 2025. Through its affiliation with Sculptor Real Estate, our Adviser will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors.

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

Our investment strategy is expected to capitalize on Sculptor Real Estate’s experience investing across 30 different real estate related asset classes to identify and acquire our target investments at attractive pricing. These asset classes may include traditional sectors (i.e., office, hotel, industrial, multifamily and retail) as well as non-traditional real estate related asset classes, including, without limitation, cellular towers, single-family, gaming, healthcare, leisure-related sectors, student housing, senior housing, and manufactured housing.

We believe that our real estate related securities will generally help maintain sufficient liquidity to satisfy monthly repurchase requests under our share repurchase plan and manage cash before investing subscription proceeds into properties while also seeking attractive investment returns. Our real estate related securities strategy is designed to generate current income. We expect to work with other groups within the Sculptor organization, including the Equities, Corporate Credit, and Structured Credit groups, to assist in this portion of the portfolio.

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

Our real estate debt portfolio may have embedded leverage through the use of reverse repurchase agreements and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our corporate governance guidelines described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. We may seek to obtain lines of credit under which we would reserve borrowing capacity. Borrowings under lines of credit may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

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

Our Taxation as a REIT

We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2023. Furthermore, we intend to continue to operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our board of directors determines that REIT qualification remains in our best interest. Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of the ownership of our shares, and the percentage of our taxable income that we distribute. Accordingly, no assurance can be given by us that our actual results of operations for any particular taxable year will satisfy such requirements.

Employees

The Company is externally managed and currently has no employees, other than twelve employees of CapGrow Partners, LLC who operate the CapGrow business. Aside from the CapGrow employees, employees of our Adviser perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Sculptor, including the Adviser and its affiliates. See Item 1A - “Risk Factors - Risks Related to Conflicts of Interest.”

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

In addition, the total amount of aggregate repurchases of shares of our common stock will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”). Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. As a result, a stockholder’s ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See “Item 5—”Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting the United States economy, such as the general negative performance of the real estate sector or market volatility (including as a result of the 2024 United States presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in United States and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the United States banking system and related bank failures, ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, the sale of our assets, borrowings or offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units, the extent to which the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from our current and any future offering and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from offering proceeds or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from the sale of or repayment of our assets, from the proceeds of our offering or from borrowings will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your ownership interest on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

If we quickly raise capital during our private offering, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our private offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to invest the net proceeds of our offering promptly, our results of operations and financial condition may be adversely affected.

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

We may not be able to build and maintain a network of licensed broker-dealers, which failure could have a material adverse effect on our business and our offering.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,400,000,000 shares of capital stock, of which 2,300,000,000 shares are classified as common stock, of which 300,000,000 shares are classified as Class A shares, 300,000,000 shares are classified as Class AA shares, 300,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class E shares, 300,000,000 shares are classified as Class F shares, 300,000,000 shares are classified as Class FF shares, 300,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class I-S shares and 300,000,000 shares are classified as Class S shares, and 100,000,000 shares are classified as preferred stock. We also may issue shares in other private offerings and Operating Partnership units to holders other than the Company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in our offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our offering; (2) sell shares of our common stock in a future public offering; (3) issue shares of our common stock or units in our Operating Partnership in other private offerings; (4) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock after your purchase in our offering, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in our offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

The net tangible book value of your shares will be substantially below the price you pay for them, thus increasing the risk of a loss on your investment.

We have incurred substantial organization and offering expenses, which costs include the costs of raising $150 million from a founder investor (the “Founding Investor”) in December of 2022 as well as the costs associated with our efforts to register a public offering with the SEC and the states (such as filing fees with the states and FINRA and related legal fees), which efforts were not pursued after deciding to conduct our offering privately. We expect to incur substantial offering expenses going forward as well (although less than we would have otherwise incurred if our offering were registered with the SEC and the states). Although our Adviser has paid those costs on our behalf, we must reimburse our Adviser for them over a 60-month period, except for amounts that the Adviser has chosen not to seek to recover from us, such as state and FINRA filing fees. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a figure under generally accepted accounting principles in the U.S. (“GAAP”) and must reflect the full amount of the liability. As of December 31, 2024 and December 31, 2023, the net tangible book value of our shares was $8.31 and $10.10 per share, respectively. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, many purchasers of our shares will have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. These factors increase the risk of loss on your investment.

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

Compliance with the SEC’s Regulation Best Interest by selected dealers may negatively impact our ability to raise capital in our offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether selected dealers and their associated persons recommend our offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our offering, it may harm our ability to achieve our objectives.

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

Uncertainty with respect to market disruption and terrorism could have a significant adverse effect on our business, financial condition and results of operations.

Regional tensions, conflicts, hostilities, terrorist attacks or threats of terrorist attacks and political unrest may create an unstable geopolitical climate that could have a material effect on general economic conditions, market conditions and market liquidity. We could also be adversely affected by social instability, changes in government administrations and policies, or economic, political, legal, or regulatory developments that are not within our control. Market uncertainty and volatility have been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition, the foregoing list of factors could impact imports from, or exports to, a given region with adverse impact on the economy as a whole, any industry, and / or the operations of any particular investment. Any serious dispute between the United States and another nation may escalate the tension in the region with negative implications for economic fundamentals and overall consumer confidence, which in turn may result in adverse financial losses to us.

The military operations of the United States and its allies, the instability in various parts of the world and the increasing prevalence of terrorist attacks throughout the world could have significant adverse effects on the global economy. For example, the armed conflict between Israel and Hamas, as well as the armed conflict between Russia and Ukraine, and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, have had, and could continue to have, severe adverse effects on regional and global economic markets. Terrorist attacks, in particular, may exacerbate some of the foregoing risk factors. A terrorist attack involving or otherwise impacting or relating to us may result in a loss for us far in excess of available insurance coverage. The Adviser cannot predict the likelihood of these types of events occurring in the future or how such events may affect our investments or collateral.

Risks Related to Our Acquisition of CapGrow

Our acquisition of CapGrow was not on an arms-length basis, increasing the risk that we may have paid more for our interest in CapGrow than we otherwise would have.

As described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio,” we acquired our interest in CapGrow from a party related to our officers, directors, sponsor and external adviser. At the time of the initial acquisition, we did not have any independent directors to review and approve the transaction.

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

We anticipate continuing to invest in CapGrow to acquire additional homes at attractive yields. CapGrow’s ownership of 1,080 primarily single-family homes, as of December 31, 2024, represented approximately a 2% market share of the homes nationwide that are leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. If CapGrow is unable to continue acquiring additional homes and portfolios at attractive yields, it may adversely affect our performance.

Approximately 40% of our revenue is derived from affiliates of Sevita. If Sevita became unable to honor its obligations to us, our results of operation and financial condition would be adversely affected and the value of your investment in us could decline substantially.

National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 44 separate subsidiaries, Sevita has leased 500 of CapGrow’s properties and its leases represent approximately 40% of our rental income for the year ended December 31, 2024 and 33% of total assets as of December 31, 2024. There are no cross-default provisions among the hundreds of leases. Although Sevita is not a party to those leases, Sevita has entered into separate guarantees with respect to each of the hundreds of leases by its subsidiaries for 426 of CapGrow’s properties, which represents approximately 34% of our rental income for the year ended December 31, 2024 and 28% of total assets as of December 31, 2024. Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not able to honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Sevita’s audited financial statements for its fiscal years ended September 30, 2024 and 2023 are available at Exhibit 99.1 to this Annual Report on Form 10-K. We rely on certain third parties (including Sevita) to provide us with financial statements and other financial information necessary for our financial reporting and compliance obligations. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide required financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

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

Additionally, geopolitical concerns and other global events such as trade conflict, civil unrest, national and international security events, war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the markets in which we invest. For example, in the U.S., the current Presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Outside the U.S., ongoing conflicts in the Middle East and Ukraine, as well as concern as to whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, have further contributed to global economic uncertainty and volatility in the global financial markets, which may adversely impact our performance. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.

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

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies our Adviser deems appropriate. Our Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments and/or geographical markets that have high risk of weather, earthquake or fire events. If the climate continues to warm, we expect the frequency and impact of weather-related events and conditions will increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Adviser.

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

We will be subject to risks associated with our investment in student-housing properties.

Student-housing properties are typically leased during leasing seasons, and any student-housing properties will therefore be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, any student-housing properties will generally be on short-term leases, exposing us to increased leasing risk. Availability of student grants or funding programs may also be affected by changes in state and federal funding, which may result in lower student enrollment and/or the leasing of student housing. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

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

Retailers leasing our properties will face continued competition from shopping via the internet, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogs and operators and television shopping networks. Additionally, a number of retail leases, in addition to or in lieu of base rent, may include a provision for percentage rent that is dependent upon the amount of a tenant’s sales. Rental income attributable to leases with percentage rent provisions may decrease as competition increases and may decrease in a general economic downturn that adversely affects tenant sales. Furthermore, to the extent that an epidemic, such as COVID-19, results in a “shelter-in-place” order or similar restriction on travel or business operations, the revenues and values of retail properties may decrease. Such competition and economic conditions could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces, teleconferencing, and the use of artificial intelligence increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

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

We may invest in senior housing. Revenues from senior housing facilities are primarily driven by occupancy and private pay rates. A weakened economy may have an adverse effect on the residents of these properties. If the operations’ cash flows are materially adversely impacted by economic conditions, these properties’ revenues and operations may be adversely affected. Additionally, senior housing facilities may be subject to a reduced availability of labor and increased employee costs and are subject to operational hazards and health-related risks. Finally, government reimbursement has, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. This could have a negative impact on the industry and impact the value of senior housing properties. Senior housing properties are generally subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards and may require licenses, registrations or certificates of need to operate. Failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may adversely affect the profitability of these facilities and the value of our investment in them.

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

We may acquire CMBS where the mortgages underlying the CMBS were issued or acquired by a Sculptor affiliate or the properties underlying the mortgages in the CMBS are owned by a Sculptor affiliate or the CMBS is serviced, structured or distributed by a Sculptor affiliate. Since certain of our executives are also executives of Sculptor, the same personnel may determine the price and terms for the investments for both us and these entities, and there can be no assurance our conflict-of-interest policies will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party. Additionally, we may also invest from time to time in collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) and other similarly structured securities (see CDO risk factor section below.)

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

As of the date of this Annual Report on Form 10-K, the Founding Investor owns 48% of our shares. The Founding Investor has agreed to vote those shares in a neutral manner, i.e., in the same proportion as other votes cast on a matter, in most circumstances. However, there are some circumstances in which there are no restrictions on how the Founding Investor may vote its shares. See Item 11 “Description of Registrants Securities to be Registered—Common Stock—Issuance of Class F Shares to OPERF” in our Form 10. In those circumstances, to the extent the Founding Investor’s interests differ from yours, the outcome of a stockholder vote may be less likely to be as you desire, which increases the risks of your investment. For example, our charter enables holders of 10% of our common stock to make a proposal for our dissolution by March 31, 2025 to be voted on at our next annual meeting as we have not raised another $300 million (in addition to the $150 million raised from the Founding Investor) by December 31, 2024. In that circumstance, dissolution would be subject to a shareholder vote (without neutral voting) and we may have to dissolve even if we do not believe it to be in our best interest.

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

The fees we pay in connection with our offering and the agreements entered into with our Adviser and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

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

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a stockholder of an investment in our common stock. Investors are urged to consult with their tax advisor with respect to the impact of the recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

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

Offering of Common Stock

We are conducting a private offering of shares of our common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class A, Class AA, Class D, Class F (issuer direct sales to institutional investors), Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Class F and Class FF shares were available for issuance through a third-party distribution partner through January 1, 2024, and existing investors in such classes had the ability to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025. Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. All shares will be sold at the then-current transaction price for the applicable class of shares, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions, as disclosed below. The share classes have different upfront selling commissions and different class-specific expenses, such as management fees, distribution fees, performance participation allocations, and organization and offering expenses. Other than these differences, each class of common stock is subject to the same economic and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 28, 2025, there were 4 holders of record of our Class F common stock, 114 holders of record of our Class FF common stock, 7 holders of record of our Class E common stock, 93 holder of record of our Class AA common stock, 1 holder of record of our Class A common stock, and 1 holder of record of our Class I-S common stock.

The following table shows the upfront selling commissions payable at the time an investor subscribes for shares.

Maximum Upfront Selling Commissions as a % of Transaction Price
Class A shares	up to 2.0%
Class AA shares	up to 2.0%
Class D shares	up to 1.5%
Class F shares	up to 2.0%
Class FF shares	up to 2.0%
Class I shares	None
Class S shares	up to 3.5%
Class I-S shares	up to 2.0%

The following table shows the distribution fees we pay selected dealers on an annualized basis as a percentage of our NAV for such class. The distribution fees will be paid monthly in arrears.

Annual Distribution Fee as a % of NAV
Class A shares	None

Class AA shares	0.50%
Class D shares	0.25%
Class F shares	None
Class FF shares	0.50%
Class I shares	None
Class S shares	0.85%
Class I-S shares	None

The following table presents our monthly NAV per share for each of our outstanding classes of shares from December 31, 2022 through December 31, 2024:

	Class F Shares	Class FF Shares	Class A Shares	Class AA Shares	Class E Shares
December 31, 2022	$10.0000	$—	$—	$—	$—
January 31, 2023	10.0389	—	—	—	—
February 28, 2023	10.0860	—	—	—	—
March 31, 2023	10.3888	10.3888	—	—	—
April 30, 2023	10.4369	10.4369	—	—	—
May 31, 2023	10.4836	10.4313	—	—	—
June 30, 2023	10.4756	10.4282	—	—	—
July 31, 2023	10.7655	10.7169	—	—	—
August 31, 2023	10.7340	10.5690	—	—	—
September 30, 2023	10.6835	10.5739	—	—	—
October 31, 2023	10.8011	10.6895	—	—	10.7731
November 30, 2023	10.8862	10.7704	—	—	10.8567
December 31, 2023	10.7725	10.6512	—	10.7395	10.6612
January 31, 2024	10.8491	10.7269	—	10.8167	10.8868
February 29, 2024	10.8133	10.6894	—	10.7031	10.8467
March 31, 2024	10.7743	10.6542	—	10.7307	10.8282
April 30, 2024	10.8056	10.6865	—	10.7376	10.8774
May 31, 2024	10.7813	10.6618	—	10.7204	10.8590
June 30, 2024	10.7321	10.6121	10.6978	10.6497	10.7929
July 31, 2024	11.0020	10.8790	10.9677	10.9278	11.1170
August 31, 2024	10.9569	10.8327	10.6511	10.8367	11.0677
September 30, 2024	10.8938	10.7697	10.7306	10.7788	11.0109
October 31, 2024	10.9244	10.7995	10.7379	10.8058	11.0554
November 30, 2024	10.7348	10.6112	10.5370	10.6409	10.8589
December 31, 2024	10.6691	10.5134	10.3956	10.5268	10.7269

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF, Class E, Class AA and Class A common shares, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the noncontrolling interests in our consolidated subsidiaries.

We calculate NAV per share for each share class monthly. Our NAV for each class of shares is based on the net asset values of our investments (including investments in real estate debt and other securities and real estate businesses, such as CapGrow), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner, and will also include the deduction of management fees and certain organization and offering expenses (which are class-specific expenses) and any distribution fees applicable to such class of shares. Please refer to Item 9. “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters—Net Asset Value Calculation and Valuation Guidelines” in our Form 10 for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of December 31, 2024 (amounts in thousands, except per share/unit data):

Components of NAV	December 31, 2024
Investments in real estate (including goodwill)	$558,000
Investment in an unconsolidated joint venture	1,832
Investments in real estate debt	7,985
Cash and cash equivalents	36,174
Restricted cash	18,666
Receivables	718
Other assets	3,452
Mortgages, credit facility and financing obligations, net	(262,064)
Accounts payable and other liabilities	(19,502)
Management fee payable	(255)
Due to related parties	(60)
Accrued performance participation allocation	—
Noncontrolling interests in the consolidated subsidiaries	(25,562)
Noncontrolling interest in operating partnership	—
Net Asset Value	$319,384
Number of outstanding shares/units	30,062,849
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 (amounts in thousands, except per share/unit data):

	December 31, 2024
NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A	Operating Partnership Units	Total
NAV	$220,178	$66,350	$2,856	$27,015	$1,336	$1,649	$319,384
Number of outstanding shares/ units	20,637,033	6,311,042	266,204	2,566,352	128,535	153,683	30,062,849
NAV Per Share/Unit	$10.6691	$10.5134	$10.7269	$10.5268	$10.3956	$10.7269	$10.6239

The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations of investments in real estate as of December 31, 2024:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.0%	7.0%
Student Housing	8.5%	6.5%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following impact to our investment values at December 31, 2024:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate	0.25% decrease	1.2%	1.0%
Discount Rate	0.25% increase	(1.4)%	(1.3)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.4%	4.3%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(4.3)%

The following table details the contracted weighted average contractual rate for the Company’s fixed rate mortgages on CapGrow’s properties compared to the weighted average market rates, which are key assumptions from the debt valuations as of December 31, 2024:

Debt Type	Contractual Interest Rates	Market Interest Rate
Fixed Rate Mortgages (weighted average)	4.51%	6.60%
Variable Rate Mortgages (weighted average)	SOFR + 3.00%	SOFR + 2.88%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our December 31, 2024 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.52%	0.39%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.54)%	(0.39)%

The following table reconciles shareholders’ equity per our consolidated balance sheets to our NAV as of December 31, 2024 (amounts in thousands):

December 31, 2024
Shareholders’ equity	$251,801
Redeemable non-controlling interest in SDREIT Operating Partnership	1,648
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	253,449
Adjustments:
Accrued organizational and offering costs	2,920
Accumulated depreciation and amortization under GAAP	34,602
Straight line rent receivable	(1,434)
Unrealized net real estate appreciation	29,837
Accrued distribution fee	—
Unvested dividends reinvestment	10
NAV	$319,384
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

•Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage loans and revolving credit facility (collectively, our “Debt”) are presented at their amortized cost basis in our GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0624 per share for the month ended December 31, 2024. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share classes from inception through record date December 31, 2024:

Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares
March 31, 2023	$0.0588	$—	$—	$—	$—
April 30, 2023	0.0588	—	—	—	—
May 31, 2023	0.0609	0.0609	—	—	—
June 30, 2023	0.0611	0.0611	—	—	—
July 31, 2023	0.0611	0.0611	—	—	—
August 31, 2023	0.0628	0.0628	—	—	—
September 30, 2023	0.0625	0.0625	—	—	—
October 31, 2023	0.0622	0.0577	—	—	—
November 30, 2023	0.0628	0.0584	—	—	—
December 31, 2023	0.0633	0.0587	0.0633	—	—
January 31, 2024	0.0627	0.0582	0.0627	—	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588	—
March 31, 2024	0.0629	0.0584	0.0629	0.0584	—
April 30, 2024	0.0627	0.0583	0.0627	0.0583	—
May 31, 2024	0.0628	0.0583	0.0628	0.0583	—
June 30, 2024	0.0627	0.0583	0.0627	0.0583	—
July 31, 2024	0.0624	0.0579	0.0624	0.0579	—
August 30, 2024	0.0640	0.0594	0.0640	0.0594	0.0640
September 30, 2024	0.0637	0.0593	0.0637	0.0593	0.0637
October 31, 2024	0.0633	0.0587	0.0633	0.0587	0.0633
November 30, 2024	0.0635	0.0591	0.0635	0.0591	0.0635
December 31, 2024	0.0624	0.0579	0.0624	0.0579	0.0624
Total	$1.3705	$1.1859	$0.8195	$0.6444	$0.3169
For the year ended December 31, 2024 and the 2023 Successor Period (as defined in the Results of Operations below), we declared distributions in the amount of $17.8 million and $11.3 million, respectively. The following table outlines the tax character of our distributions paid in 2024 and 2023 as a percentage of total distributions. The distribution declared on December 31, 2024 was paid in January 2025 and is excluded from the analysis below as it will be a 2025 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2024 Tax Year	—%	—%	100%
2023 Tax Year	—%	—%	100%

The following table details our net distributions declared for the year ended December 31, 2024 and the 2023 Successor Period, respectively (amounts in thousands):

	Year Ended December 31, 2024		2023 Successor Period
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,324	81%	$10,187	90%

	Year Ended December 31, 2024		2023 Successor Period
Reinvested in shares	3,468	19%	1,106	10%
Total distributions	$17,792	100%	$11,293	100%

Sources of Distributions
Cash flows from operating activities(1)	$17,792	100%	$11,293	100%
Offering proceeds	—	—%	—	—%
Total Sources of distribution	$17,792	100%	$11,293	100%

Cash flows from operating activities	$15,827		$13,768
Funds from operations(2)	$15,790		$7,895
Adjusted funds from operations(2)	$12,112		$9,062
____________________________________________________
(1) 100% of our distributions to SDREIT stockholders and OP unitholders was funded by our inception to-date cash flows from operating activities.
(2) See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for a description of Funds from Operations and Adjusted Funds from Operations, for reconciliations of these amounts to GAAP net loss attributable to SDREIT shareholders and for considerations on how to review these metrics.

Subsequent to December 31, 2024, we paid approximately $4.4 million of distributions in cash using cash flows from operations and approximately $1.1 million of distributions in shares under our distribution reinvestment plan.

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

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the year ended December 31, 2024 and the 2023 Successor Period (in thousands):

	Year Ended December 31, 2024	2023 Successor Period
Net income (loss) attributable to SDREIT shareholders	$(5,542)	$(7,392)
Adjustments to arrive at FFO:
Depreciation and amortization	23,079	18,276
Gain on the sale of real estate	(34)	—
Impairment on investments in real estate	2,553	3,998
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(4,286)	(6,987)
Unconsolidated entities depreciation and noncontrolling interests adjustments	20	—
FFO attributable to SDREIT shareholders	$15,790	$7,895
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(549)	(884)
Amortization of above- and below-market lease intangibles	(5,500)	(5,037)
Amortization of discount on mortgage and other loans payable	276	275
Amortization of deferred financing fees - property level	298	32
Amortization of restricted stock awards	216	540
Organizational costs and transaction costs	364	2,450
Non-cash performance participation allocation	—	1,566
Unrealized (gain) loss from changes in the fair value of financial instruments and investments in real estate debt	218	798
Amount attributable to unconsolidated entities for above adjustments	7	—
Amount attributable to non-controlling interests for above adjustments	992	1,427
AFFO attributable to SDREIT shareholders	$12,112	$9,062
Recurring tenant improvements and other capital expenditures	(235)	—
Management fee	1,334	946
Stockholder distribution fees paid	(382)	(48)
FAD attributable to SDREIT shareholders	$12,829	$9,960

Unregistered Sales of Equity Securities
During the year ended December 31, 2024, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11, “Related Party Transactions,” to our consolidated financial statements in this Annual Report on Form 10-K, the Adviser may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the year ended December 31, 2024, the Adviser elected to receive its management fees in Class E shares and we issued 117,226 unregistered Class E shares to the Adviser in satisfaction of the management fees for the period from November 2023 through October 2024. Since our Adviser elected to receive Class E shares, we also issued 8,642 unregistered Class E shares to the Adviser as part of the distribution reinvestment program. During the year ended December 31, 2024, we also issued 916 Class E shares, inclusive of 16 Class E shares as part of the distribution reinvestment program, to a Sculptor employee. Additionally, during the year ended December 31, 2024, we issued 22,792 unregistered Class E shares to our independent directors pursuant to the terms of our independent director compensation plan in connection with their re-election to our board of directors. A portion of the shares issued to our independent directors are restricted and are subject to vesting and settlement provisions as detailed within the independent director compensation plan. As part of their participation in the distribution reinvestment plan, we also issued 3,151 unregistered Class E shares to our independent directors.

During the year ended December 31, 2024, the Company issued 4,576,910 shares of Class F common stock, 121,867 shares of Class FF common stock, 2,527,112 shares of Class AA common stock, and 126,885 shares of Class A common stock for aggregate net proceeds of approximately $79.8 million. During the year ended December 31, 2024, the Company issued 6,245 shares of Class F common stock, 254,725 shares of Class FF common stock, 39,240 shares of Class AA common stock, and 1,650 shares of Class A common stock for aggregate net proceeds of approximately $3.2 million, as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

During the year ended December 31, 2024, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period. The Company did not repurchase any shares during the year ended December 31, 2023.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
January 2024	—	$—	—	—
February 2024	—	—	—	—
March 2024	—	—	—	—
April 2024	—	—	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
July 2024	—	—	—	—
August 2024	—	—	—	—
September 2024	—	—	—	—
October 2024	9,460	10.77	9,460	—
November 2024	—	—	—	—
December 2024	—	—	—	—
Total	9,460	$10.77	9,460	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through our cash flows from operating activities.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1 Item 1A - “Risk Factors” in this Annual Report on Form 10-K.

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

The Company was formed on February 11, 2022 (“Inception”) as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally are not subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

The Company and the Operating Partnership are externally managed by our adviser, Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”), a Delaware limited liability company and a registered investment adviser. Our Adviser is an affiliate of Sculptor Capital Management, Inc. (together with its affiliates, “Sculptor”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of the Adviser, owns a special limited partner interest in the Operating Partnership.

The Company’s board of directors has at all times oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement, the Company has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of December 31, 2024, the Company owns (a) through its wholly-owned subsidiary, CapGrow Member, a 92.70% controlling interest in CapGrow JV, that owns a portfolio of primarily single-family homes leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, and (b) a 90% equity interest in Denton JV that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas. See “Investment Portfolio” below for additional information on these investments.

On February 23, 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC (the “Neptune Investor”), an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”).

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 77% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $18.2 million as of December 31, 2024. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.2 million during the year ended December 31, 2024. See “Liquidity and Capital Resources — Capital Resources” below. In general, higher interest rates will increase CapGrow’s financing costs associated with newly acquired homes and are also likely to adversely affect the financial performance of our tenants, which could adversely affect our results of operation and financial condition.

High interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last 3 years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets, increased claims due to natural disasters, higher property replacement costs, and fewer insurers serving high risk markets. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s leases are triple net or modified net, high insurance costs and real estate taxes may result in higher overall occupancy expenses for tenants.

Changes in the presidential administration in the U.S. may result in changes, reductions, or cancellation of government programs and fundings which may directly or indirectly impact CapGrow’s tenants and lessees. Changes in the financing programs previously available through Freddie Mac for CapGrow may impact the availability and cost of future financings and refinancings. Government programs and fundings for universities and their students may also be changed, reduced, or cancelled which may directly or indirectly affect University Courtyard’s tenants.

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

2024 Highlights

Operating Results
•We declared monthly distributions totaling $17.8 million for the year ended December 31, 2024. During the year ended December 31, 2024, our investments in CapGrow and University Courtyard produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A
Annualized Distribution Rate(1)	6.98%	6.55%	6.90%	6.53%	7.11%
Year-to-Date Total Return, without upfront selling commissions(2)	6.18%	5.38%	7.82%	4.07%	0.11%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	4.06%	3.28%	7.82%	1.99%	(1.89)%
Inception-to-Date Total Return, without upfront selling commissions(2)	10.02%	7.65%	6.75%	4.07%	0.11%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	8.92%	6.36%	6.75%	1.99%	(1.89)%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the December distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions. Class F shares, Class FF shares, Class AA and Class A shares were first issued to third parties on December 27, 2022, May 1, 2023, February 1, 2024 and August 1, 2024, respectively. Class E shares were first issued to our Adviser on December 1, 2023.
(3)	There were no selling commissions charged in respect of the Class F, Class A and E shares.

Investments

•During the year ended December 31, 2024, the Company acquired the remaining equity interests in CapGrow Member for $38.0 million, increasing our equity interest in CapGrow JV to 92.70% as of December 31, 2024.
•During the year ended December 31, 2024, we acquired 33 vacant homes through CapGrow at an aggregate purchase price of $15.5 million, which were leased to tenants following their acquisition at an average yield of 8.4%.
•During the year ended December 31, 2024, we sold 14 CapGrow homes for aggregate net proceeds of $4.3 million.
•In December 2024, we invested $8.0 million in commercial mortgage-backed securities.
•In February 2024, we invested $1.9 million in connection with the acquisition of the Neptune Portfolio.

Capital and Financing Activity

•During the year ended December 31, 2024, we raised an aggregate of $84.8 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares for $0.1 million.
•CapGrow incurred net additional borrowings of $8.1 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the year ended December 31, 2024.
•CapGrow repaid $4.8 million of its mortgage loans as part of its scheduled debt service payments and asset sales during the year ended December 31, 2024.

Subsequent Event Highlights
•Subsequent to December 31, 2024, we raised aggregate gross proceeds of $44.4 million from the sale of our common shares and repurchased $12.2 million of our common shares. Of the amount raised, $18.0 million was from Sculptor’s affiliated investment platform. To date, investors have committed to contribute a total of $187.5 million into the investment platform.
•On March 7, 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 64 net-leased veterinary hospitals and clinics.
•On March 18, 2025, a joint venture in which the Company has an 85.1% interest, acquired two parking garages located in Rochester, New York totaling 133,000 square feet and containing 2,250 stalls for a total purchase price of $7.8 million, exclusive of closing costs. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages.

Investment Portfolio
Summary of Portfolio
The following table provides a summary of our portfolio as of December 31, 2024:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Effective Annual Base Rent Per Leased Square Foot/Units/Keys(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,080 units	97%	$29,364	$495,000	$38,400	83%
Student Housing	1	792 beds	94%	$8,181	63,000	7,602	17%
Total	1				$558,000	$46,002	100%

_______________________________________________
(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of December 31, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of December 31, 2024.
(3)    Effective annual base rent represents the base rent for the year ended December 31, 2024 per homes or beds, and excludes tenant recoveries, straight line rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of December 31, 2024.
(5)    Segment revenue is presented for the year ended December 31, 2024.
(6)    Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.5 million.

Real Estate Investments
The following table provides additional information regarding our portfolio of real estate as of December 31, 2024:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)
Business:
CapGrow(3)(4)	N/A	Various	January, July and October 2023 and December 2024	92.70%	$455,000	1,080 units	97%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds	94%
Total	1				$513,000
______________________________________________
(1)    Ownership interest as December 31, 2024. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our consolidated balance sheets.
(2)     The occupancy rate is defined as the number of leased units/homes divided by the total units/homes as of December 31, 2024. For student housing, occupancy is defined as the percentage of occupied beds as of December 31, 2024.
(3)    As of December 31, 2024, the Company owned a 92.70% effective equity interest in CapGrow JV. The Company has exercised all outstanding purchase options to acquire the remaining interest in CapGrow Member previously held by the seller. Because the Company has acquired the 100% interest in CapGrow Member, the seller’s rights to force a sale of the remaining interest in CapGrow Member, a sale of CapGrow Member, or a sale of CapGrow have been extinguished.
(4)    Purchase price represents the total enterprise value at the initial acquisition date of January 4, 2023.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2024 (amounts and square feet data in thousands). The table below excludes our student housing property as substantially all of its leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025	108	$2,428	8%	200	8%
2026	158	4,476	14%	391	16%
2027	496	13,083	41%	993	42%
2028	71	3,003	9%	172	7%
2029	110	3,221	10%	220	9%
2030	45	1,329	4%	121	5%
2031	24	1,571	5%	98	4%
2032	11	2,207	7%	124	5%
2033	3	92	—%	8	1%
2034	14	779	2%	52	2%
Thereafter	1	59	—%	4	1%
Total	1,041	$32,248	100%	2,383	100%
______________________________________________________
(1) Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of December 31, 2024 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of December 31, 2024. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 42 different care providers, there are two that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed over 49% of the Company’s rental income for the year ended December 31, 2024. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of December 31, 2024, there are 44 separate subsidiaries of Sevita that have leased 500 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 40% of the Company’s rental income for the year ended December 31, 2024, and 33% of the Company's total assets as of December 31, 2024. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 426 of CapGrow’s properties, which represents approximately 34% of the Company’s rental income for the year ended December 31, 2024, and 28% of the Company’s total assets as of December 31, 2024. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk. Sevita’s audited financial statements for its fiscal years ended September 30, 2024 and 2023 are available at Exhibit 99.1 to this Annual Report on Form 10-K. We rely on certain third parties (including Sevita) to provide us with financial statements and other financial information necessary for our financial reporting and compliance obligations. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide required financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through December 2024. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Results of Operations
Since the Company had no significant assets or operations prior to January 4, 2023, the Company has concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the consolidated financial statements and certain note presentations as follows:

•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Period”), and
•for the period from January 4, 2023 through December 31, 2023 (the “2023 Successor Period”)

The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023, which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result of the foregoing, the consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

The Predecessor consolidated financial statements for the period from January 1 through January 3, 2023 should be read in conjunction with the audited Predecessor consolidated financial statements.

Year Ended December 31, 2024 Compared to 2023 Successor Period (1)

The following table sets forth information regarding the consolidated results of operations for the year ended December 31, 2024, the 2023 Successor Period, and the 2023 Predecessor Period, respectively (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Revenues
Rental revenue	$44,468	$37,623	$323	$6,845
Other revenue	1,539	1,220	—	319
Total revenues	46,007	38,843	323	7,164

Expenses
Property operating expenses	4,333	1,189	29	3,144
Management fees	1,334	946	—	388
Performance participation allocation	—	1,566	—	(1,566)
General and administrative	7,517	6,877	—	640
Organization and transaction costs	364	2,450	—	(2,086)
Depreciation and amortization	23,079	18,276	—	4,803
Total expenses	36,627	31,304	29	5,323

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023	2024 vs 2023
Operating income	9,380	7,539	294	1,841

Other income (expense):
Interest expense, net	(12,095)	(10,371)	(114)	(1,724)
Impairment of investments in real estate	(2,553)	(3,998)	—	1,445
Income (loss) from an unconsolidated entity	46	—	—	46
Unrealized gain (loss) on derivative instruments	(223)	(798)	—	575
Gain (loss) on sale of real estate	34	—	—	34
Total other income (expense)	(14,791)	(15,167)	(114)	376
Net income (loss)	$(5,411)	$(7,628)	$180	$2,217
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(164)	236
Net (income) loss attributable to non-controlling interest in the Operating Partnership	33	—
Net income (loss) attributable to SDREIT stockholders	$(5,542)	$(7,392)
Net income (loss) per common share - basic and diluted	$(0.23)	$(0.41)
Weighted-average common shares outstanding - basic and diluted	23,940,780	17,814,156

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

Rental Revenue

Rental revenue from property operations increased by $6.8 million, from $37.6 million during the 2023 Successor Period to $44.5 million during the year ended December 31, 2024, which was primarily due to the acquisition of University Courtyard in October 2023, which contributed to the increase in rental revenue of $5.2 million during the year ended December 31, 2024. Additionally, rental revenue increased due to the assets acquired at CapGrow. During the year ended December 31, 2024 and the 2023 Successor Period, the Company acquired 33 and 36 properties, respectively, and sold 14 and 33 properties, respectively.

As of December 31, 2024, the total number of CapGrow properties owned and leased was 1,080 units properties and 1,048 properties, respectively. The average monthly rent charges for all of our assets that were acquired prior to January 1, 2022 and continue to be leased to tenants were $2,457 and $2,425 during the year ended December 31, 2024 and the 2023 Successor Period, respectively.

Other Revenue

Other revenue increased by $0.3 million, from $1.2 million during the 2023 Successor Period to $1.5 million during the year ended December 31, 2024, which was primarily due to the acquisition of University Courtyard.

Property Operating Expenses

Property operating expenses increased by $3.1 million, from approximately $1.2 million during the 2023 Successor Period to approximately $4.3 million during the year ended December 31, 2024, primarily due to the acquisition of University Courtyard in October 2023, which contributed to the increase in property operating expenses by $2.9 million.

Management Fees

Management fees increased by $0.4 million from $0.9 million during the 2023 Successor Period to $1.3 million for the year ended December 31, 2024. The increase was due to the higher net asset value of the Company, which was partly driven by additional equity raised.

Performance Participation Allocation

During the 2023 Successor Period, we accrued participation allocation of $1.6 million of which the Company issued $1.6 million of Class E units to the Special Limited Partner in January 2024 as payment for the accrued performance participation allocation as of December 31, 2023. There was no such performance participation allocation as of December 31, 2024 as a result of the performance metrics that would result in a performance participation allocation not being met.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million from $6.9 million during the 2023 Successor Period to $7.5 million during the year ended December 31, 2024 due to an increase in general and administrative costs due to the acquisition of University Courtyard.

Organization and Transaction Costs

Organization and transaction costs amounting to $0.4 million for the year ended December 31, 2024 were related to the legal costs associated with the Company’s ongoing offering. For the 2023 Successor Period, organization and transaction costs were $2.5 million, which included $0.9 million of costs related to the acquisition of CapGrow which was accounted for as a business combination, as well as legal and certain costs associated with the Company’s organizational activities and the ongoing offering.

Depreciation and Amortization

Depreciation and amortization expenses increased by $4.8 million from $18.3 million during the 2023 Successor Period to $23.1 million during the year ended December 31, 2024, primarily as a result of the acquisition of University Courtyard, which contributed an increase in depreciation and amortization expense of $3.9 million during the year ended December 31, 2024, along with the additional acquisition of properties by CapGrow.

Interest Expense, net

Interest expense, net increased by $1.7 million from $10.4 million during the 2023 Successor Period to $12.1 million during the year ended December 31, 2024 due to the financing used to acquire University Courtyard, which contributed additional interest expense of $1.6 million during the year ended December 31, 2024.

Impairment of Investments in Real Estate

Impairment of investments in real estate amounting $2.6 million during the year ended December 31, 2024 and $4.0 million during the 2023 Successor Period were due to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized loss on derivative instruments for the years ended December 31, 2024 and December 31, 2023 pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain (Loss) on Sale of Real Estate

Gain on sale of real estate for the year ended December 31, 2024 pertained to one property sold.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $36.2 million of immediate liquidity as of December 31, 2024, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of December 31, 2024, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of December 31, 2024 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.36%	March 2031	N/A	$229,653
Revolving credit facility(3)	8.39%	February 2025	$50,000	18,233
Financing obligations(4)				23,200
Discount and deferred financing costs, net				(3,387)
Total indebtedness				$267,699
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from March 2025 through January 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.5% per annum. The weighted average interest rate for the revolving credit facility for the year ended December 31, 2024 was 8.39%. Subsequent to December 31, 2024, the maturity date was extended to February 2027.
(4)     This financing obligation is related to the sale and leaseback transaction of University Courtyard, which is accounted for as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, the underlying land is still included in the investments in real estate in the consolidated balance sheets and the proceeds from the sale are accounted for as a financing obligation. The rental payment under the lease will be allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 99-yeaar lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million.

In March 2023, the Company commenced the offering of its shares through a continuous private placement offering pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class A, Class AA, Class D, Class F (issuer direct sales to institutional investors), Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Class F and Class FF shares were available for issuance through a third-party distribution partner through January 1, 2024, and existing investors in such classes had the ability to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025. Class E shares are only expected to be held by Sculptor, its personnel, and affiliates.

As of December 31, 2024, we have received net proceeds of $156.9 million, including proceeds from our distribution reinvestment plan and $0.1 million of shares repurchased, from issuing an aggregate of 5,619,411 Class F common shares, 6,320,502 Class FF common shares, 2,566,352 Class AA shares, and 128,535 Class A shares in the private offering, which are inclusive of sales, reinvestment of distributions, exchanges, and share repurchases. This is in addition to the $150.2 million raised from the sale of 15,022,363 Class F common shares (including reinvestment of distributions) in private transactions that preceded this offering. Additionally, we issued an aggregate $2.2 million, or 199,259 of Class E common shares, inclusive of the exchange of our independent directors’ Class F common shares to Class E common shares under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

Cash Flows

Year Ended December 31, 2024 and 2023 Successor Period (in thousands):

	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Difference
Cash flows provided by operating activities	$15,827	13,768	$2,059
Cash flows used in investing activities	(23,901)	(202,180)	178,279
Cash flows provided by financing activities	39,812	61,228	(21,416)
Net change in cash and cash equivalents and restricted cash	$31,738	$(127,184)	$158,922
Cash flows provided by operating activities increased by approximately $2.1 million during the year ended December 31, 2024 as compared to the 2023 Successor Period, primarily due to the increased portfolio cash flow as a result of asset acquisitions, partially offset by an increase in payment of corporate expenses.

Cash flows used in investing activities decreased by approximately $178.3 million during the year ended December 31, 2024 as compared to the 2023 Successor Period, primarily due to the acquisitions of CapGrow and University Courtyard in 2023.

Cash flows provided by financing activities decreased by approximately $21.4 million during the year ended December 31, 2024 as compared to the 2023 Successor Period, primarily due to a decrease in net borrowings, including the payment of deferred financing costs, of $39.9 million during the year ended December 31, 2024, which was partially offset by a $18.3 million increase in proceeds received from the subscription of our common shares when compared to the 2023 Successor Period.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2024 (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$267,029	$22,383	$21,232	$38,488	$184,926
Organization and offering costs(2)	3,228	995	1,374	859	—
Total	$270,257	$23,378	$22,606	$39,347	$184,926

______________________________________________
(1)    Loan maturities are based on the contractual maturity dates.
(2)    Includes $2.9 million of amounts owed to our Adviser as of December 31, 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Annual Report on Form 10-K for the year ended December 31, 2024 for the Company. Our exposures to market risk have not changed materially since December 31, 2024.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm PCAOB ID: 42	87
Consolidated Balance Sheets of the Successor as of December 31, 2024 and 2023	88
Consolidated Statements of Operations of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and of the Predecessor for the period from January 1, 2023 through January 3, 2023	89
Consolidated Statements of Equity of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and for the Predecessor for the period from January 1, 2023 through January 3, 2023	90
Consolidated Statements of Cash Flows of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and for the Predecessor for the period from January 1, 2023 through January 3, 2023	92
Notes to Consolidated Financial Statements	95
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2024	123
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sculptor Diversified Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Diversified Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2024 and for the period January 4, 2023 through December 31, 2023 (“the Successor”), and the related consolidated statements of operations, changes in equity and cash flows for the period January 1, 2023 through January 3, 2023 (“the Predecessor”), and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period January 4, 2023 through December 31, 2023 (Successor) and for the period January 1, 2023 through January 3, 2023 (Predecessor), in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 28, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$467,812	$470,783
Investment in an unconsolidated entity	1,782	—
Investments in real estate debt	7,985	—
Cash and cash equivalents	36,174	16,696
Restricted cash	18,666	6,406
Deferred rent and other receivables	2,149	1,326
Goodwill	34,458	34,458
Lease intangible assets, net	35,466	44,783
Other assets	4,520	4,563
Total assets	$609,012	$579,015

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$225,826	$230,386
Revolving credit facility, net	18,201	10,139
Accounts payable and other liabilities	20,225	7,798
Financing obligation, net	22,959	22,951
Due to related parties	3,235	5,586
Lease intangible liabilities, net	47,807	54,252
Total liabilities	338,253	331,112

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,648	—

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 20,637,033 and 16,058,619 shares issued and outstanding, respectively	206	161
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,311,042 and 5,943,910 shares issued and outstanding, respectively	63	58
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 266,204 and 69,325 shares issued and outstanding, respectively	3	1
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 2,566,352 and no shares issued and outstanding, respectively	26	—
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized, 128,535 and no shares issued and outstanding, respectively	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	295,294	221,253
Accumulated deficit and cumulative distributions	(43,792)	(20,458)
Total stockholders’ and members’ equity	251,801	201,015
Non-controlling interests in the consolidated subsidiaries	17,310	46,886
Non-controlling interests in the Operating Partnership	—	2
Total equity	269,111	247,903
Total liabilities and equity	$609,012	$579,015

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023
Revenues
Rental revenue	$44,468	$37,623	$323
Other revenue	1,539	1,220	—
Total revenues	46,007	38,843	323

Expenses
Property operating expenses	4,333	1,189	29
Management fees	1,334	946	—
Performance participation allocation	—	1,566	—
General and administrative	7,517	6,877	—
Organization and transaction costs	364	2,450	—
Depreciation and amortization	23,079	18,276	—
Total expenses	36,627	31,304	29

Operating income	9,380	7,539	294

Other income (expense):
Interest expense, net	(12,095)	(10,371)	(114)
Impairment of investments in real estate	(2,553)	(3,998)	—
Income (loss) from an unconsolidated entity	46	—	—
Unrealized gain (loss) on derivative instruments	(223)	(798)	—
Gain (loss) on sale of real estate	34	—	—
Total other income (expense)	(14,791)	(15,167)	(114)
Net income (loss)	(5,411)	(7,628)	$180
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(164)	236
Net (income) loss attributable to redeemable non-controlling interest in the Operating Partnership	33	—
Net loss attributable to SDREIT stockholders	$(5,542)	$(7,392)
Net loss per common share - basic and diluted	$(0.23)	$(0.41)
Weighted-average common shares outstanding - basic and diluted	23,940,780	17,814,156

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share and per share data)

Year Ended December 31, 2024
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Members’ Equity					Total Equity
Successor:
Balance at December 31, 2023	$160	$59	$1	$—	$—	$221,253	$—	$(20,458)	$201,015	$46,886	$2	$247,903
Common stock issued	46	1	1	26	1	81,381	—	—	81,456	—	—	81,456
Distribution reinvestment	—	3	—	—	—	3,367	—	—	3,370	—	—	3,370
Redemption of common stock	—	—	—	—	—	(102)	—	—	(102)	—	—	(102)
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	(475)	—	—	(475)	—	—	(475)
Amortization of compensation awards, net	1	—	—	—	—	215	—	—	216	—	—	216
Distributions declared on common stock	—	—	—	—	—	—	—	(17,792)	(17,792)	—	—	(17,792)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,531	—	1,531
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,512)	—	(3,512)
Noncontrolling interest acquired	—	—	—	—	—	(10,222)	—	—	(10,222)	(27,759)	—	(37,981)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	(123)	—	—	(123)	—	—	(123)
Reclassification to redeemable equity	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	—	—	—	—	(5,542)	(5,542)	164	—	(5,378)
Balance at December 31, 2024	$206	$63	$3	$26	$1	$295,294	$—	$(43,792)	$251,801	$17,310	$—	$269,111

Period from January 1, 2023 through January 3, 2023 (Predecessor) and Period from January 4, 2023 through December 31, 2023 (Successor)
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Non-controlling interests in the Operating Partnership
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Additional Paid-in Capital	Members’ Equity					Total Equity
Predecessor:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—	$78,518	$—	$78,518	$—	$—	$78,518
Net income (loss)	—	—	—	—	—	—	180	—	180	—	—	180
Balance at January 3, 2023	$—	$—	$—	$—	$—	$—	$78,698	$—	$78,698	$—	$—	$78,698

Successor:
Balance at January 4, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Rollover equity in Company parent	150	—	—	—	—	150,048	—	(1,773)	148,425	—	2	148,427
Common stock issued	10	58	1	—	—	74,331	—	—	74,400	—	—	74,400
Distribution reinvestment	—	1	—	—	—	844	—	—	845	—	—	845
Offering costs	—	—	—	—	—	(922)	—	—	(922)	—	—	(922)
Amortization of restricted stock grants	—	—	—	—	—	540	—	—	540	—	—	540
Distributions declared on common stock	—	—	—	—	—	—	—	(11,293)	(11,293)	—	—	(11,293)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	92,194	—	92,194
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(5,660)	—	(5,660)
Noncontrolling interest acquired	—	—	—	—	—	(3,588)	—	—	(3,588)	(39,412)	—	(43,000)

Net income (loss)	—	—	—	—	—	—	—	(7,392)	(7,392)	(236)	—	(7,628)
Balance at December 31, 2023	$160	$59	$1	$—	$—	$221,253	$—	$(20,458)	$201,015	$46,886	$2	$247,903
The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(5,411)	$(7,628)	$180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,079	18,276	—
Amortization of discounts and deferred financing costs	574	307	—
Impairment of investments in real estate	2,553	3,998	—
(Gain) loss on sale of real estate	(34)	—	—
Straight-line rent adjustment	(549)	(888)	—
Amortization of above- and below-market leases	(5,500)	(5,037)	—
Amortization of share-based compensation	216	540	—
Unrealized gain on investments in real estate debt	(5)	—	—
Unrealized loss on interest rate cap	223	798	—
Loss on an unconsolidated entity	(46)	—	—
Other reconciling items	101	10	—
Changes in operating assets and liabilities:
Deferred rent and other receivables	(376)	1,295	559
Other assets	(251)	(550)	(2)
Accounts payable and other liabilities	282	674	287
Due to related parties	971	1,973	—
Net cash provided by operating activities	15,827	13,768	1,024
Cash Flows From Investing Activities:
Acquisition of a business	—	(132,775)	—
Acquisition of real estate	(15,543)	(78,991)	—
Additions to real estate	(3,037)	(256)	—
Deposit on real estate acquisition, net of refunds	85	(116)	—
Proceeds from sale of real estate	4,311	9,958	—
Investments in real estate debt	(7,980)	—	—
Investment in an unconsolidated entity	(1,935)	—	—
Distributions in excess of cumulative earnings from an unconsolidated entity	198	—	—
Net cash used in investing activities	(23,901)	(202,180)	—
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(4,807)	(11,930)	(140)
Proceeds from mortgages and other loans payable	—	53,121	—
Borrowings from financing obligation	—	23,200	—
Repayments of revolving credit facility	(488)	(32,868)	—
Proceeds from revolving credit facility	8,583	12,723	—

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023
Payment of deferred financing costs	(351)	(1,374)	—
Purchase of interest rate cap	—	(3,290)	—
Payment of offering costs	(707)	(650)	—
Due to related parties	(475)	1,863	—
Subscriptions received in advance	11,936	125	—
Issuance of common stock	80,178	73,654	—
Redemption of common stock	(102)	—	—
Distribution to shareholders	(13,993)	(9,041)	—
Acquisition of noncontrolling interest in consolidated subsidiaries	(37,981)	(43,000)	—
Contribution by noncontrolling interests in the consolidated subsidiaries	1,531	4,355	—
Distribution to noncontrolling interests in the consolidated subsidiary	(3,512)	(5,660)	—
Net cash provided by (used in) financing activities	39,812	61,228	(140)
Net change in cash and cash equivalents and restricted cash	31,738	(127,184)	884
Cash and cash equivalents and restricted cash at beginning of period	23,102	150,286	7,488
Cash and cash equivalents and restricted cash at end of period	$54,840	$23,102	$8,372

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$36,174	$16,696	$3,049
Restricted cash	18,666	6,406	5,323
Total cash and cash equivalents and restricted cash	$54,840	$23,102	$8,372
Supplemental Information:
Interest paid	$11,582	$10,679	$188
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage and other notes payable assumed at acquisition	$—	$190,832	$—
Revolving credit facility assumed at acquisition	$—	$30,284	$—
Dividends unpaid	$1,828	$1,408	$—
Distribution reinvestment	$3,367	$844	$—
Contribution by noncontrolling interests in a consolidated subsidiary	$—	$87,839	$—
Contributions by noncontrolling interests in the Operating Partnership	$1,568	$—	$—
Distributions to noncontrolling interests in the Operating Partnership	$10	$—	$—
Transfer to assets held for sale	$22	$837	$—
Transfer of mortgages related to assets held for sale	$—	$713	$—
Management fee paid in shares	$1,279	$747	$—

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023
Performance allocation paid in Operating Partnership units	$1,568	$—	$—
Accrued distribution fee	$232	$272	$—
Adjustment to carrying value of redeemable common stock	$123	$—	$—

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

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, single-family, senior living, lodging, data centers, manufactured housing and self-storage properties. Substantially all of the Company’s business is conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

The Company commenced its principal operations upon the acquisition of its first asset. On January 4, 2023, the Operating Partnership acquired a controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member” or the “Predecessor”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. This interest was acquired from Sculptor RE Holdings XVII LLC (“Seller”), which is an affiliate of our Adviser, for a purchase price of $455.0 million.

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors (the “Board”), including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Our Class A, Class AA, Class D, Class F (issuer direct sales to institutional investors), Class I, Class S, and Class I-S shares are generally available for issuance in the Offering. Class F and Class FF shares were available for issuance through a third-party distribution partner through January 1, 2024, and existing investors in such classes had the ability to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025. Class E shares are only expected to be held by Sculptor, its personnel, and affiliates.

On June 21, 2023, our affiliate transaction committee approved the Company’s purchase of additional ownership interests in one or more transactions (no more than once monthly) until January 3, 2024 in CapGrow Member from Seller on the previously negotiated terms as fair and reasonable to the Company. On July 5, 2023, the Company acquired additional indirect equity interests in CapGrow Member for $18.0 million, thereby increasing its indirect controlling interests in CapGrow to 69.22%. Consistent with our corporate governance guidelines, the affiliate transaction committee determined that although the price to the Company is in excess of the cost of the asset to Seller, substantial justification exists for such excess and such excess is reasonable because (1) the Seller had owned its interest in CapGrow since February 27, 2015 and the CapGrow business and real estate assets had increased in value during the Seller’s ownership period (as supported by the third-party bids, valuation report and the Founding Investor approval referenced above), (2) our shareholders have benefited from the returns from our investment in CapGrow to date and (3) we ran the risk of a forced sale of our interest in CapGrow if we did not acquire all of the remaining interests in CapGrow Member by January 3, 2025, which sale could be on terms that we view as unattractive. On October 2, 2023, the Company, with the previous approval of our affiliate transaction committee, acquired additional indirect equity interests in CapGrow Member for $25.0 million, thereby increasing its indirect controlling interests in CapGrow to 79.64%. On December 5, 2024, the Company, with the approval of our affiliate transaction committee, acquired the remaining equity interests in CapGrow Member for $38.0 million, thereby increasing its indirect controlling interest in CapGrow to 92.70%.

On October 27, 2023, the Operating Partners    hip, together with a third party joint venture partner (such joint venture, the “Denton JV”), closed on the acquisition of a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements

On February 23, 2024, CapGrow JV, CapGrow’s founder and CapGrow Neptune Investor LLC (“Neptune Investor”), an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (“Neptune JV”), and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since the Company had no significant assets or operations prior to January 1, 2023, the Company concluded that CapGrow Member is the Predecessor and the Company is the Successor and each are defined as such. The Company has made the distinctions in the consolidated financial statements and certain note presentations, as follows:

•for the period from January 1, 2023 through January 3, 2023 (the “2023 Predecessor Period”), and
•for the period from January 4, 2023 through December 31, 2023 (the “2023 Successor Period”)

The Successor and Predecessor accounts have been presented based upon the transaction date of January 4, 2023 which resulted in a change of control and application of purchase accounting as required by Accounting Standard Codification (“ASC”) 805. As a result, the consolidated financial statements of the Predecessor and the Successor are not comparable and are separated by a black line.

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method.

The Company considers each of the Operating Partnership, CapGrow, and Denton JV as a variable interest entity (“VIE”), in which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company continuously reassesses whether it should consolidate a VIE especially where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity.
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

As of December 31, 2024, the total assets and liabilities of the Company's consolidated VIEs were $597.0 million and $326.2 million, respectively. As of December 31, 2023, the total assets and liabilities of the Company's consolidated VIEs were $579.0 million and $331.1 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of each building is thirty years. Minor improvements to buildings are capitalized and depreciated over useful lives ranging from three to fifteen years. Tenant

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture and fixtures are capitalized and depreciated over useful lives ranging from four to seven years. Depreciation expense amounted to $14.5 million, $12.5 million, and $0.0 million for the year ended December 31, 2024, the 2023 Successor Period, and 2023 Predecessor Period, respectively.

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

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. As of December 31, 2024 and December 31, 2023, assets held for sale, which are included in other assets in the consolidated balance sheets, amounted to $0.9 million and $0.8 million, respectively. As of December 31, 2024 and December 31, 2023, liabilities held for sale, which are included in accounts payable and other liabilities in the consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of real estate-related securities. The Company has elected to classify its real estate-related securities as trading securities and record such investments at fair value, with unrealized gains and losses on such securities included in other revenue on the Company’s consolidated statements of operations. Interest income is recognized based on the stated terms of the security and is included in other revenue on the consolidated statements of operations.

Derivative Financial Instruments

The Company uses interest rate caps, a derivative financial instrument, to manage risks from increases in interest rates. The Company records all derivatives at fair value on the consolidated balance sheets. At the inception of a derivative contract, the Company will determine whether the instrument will be part of a qualifying hedge accounting relationship or a contract as a trading instrument. The Company has elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments on the consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on the consolidated balance sheets at fair value. The Company has elected to classify our interest rate derivative instruments as financing activities on the consolidated statements of changes in cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Refer to Note 12, “Fair Value Measurements,” for additional information.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of December 31, 2024 and December 31, 2023, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of December 31, 2024 and December 31, 2023, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred.

Fair Value Measurements

See Note 12, “Fair Value Measurements,” for related disclosures.

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

The second reportable segment, Student Housing, is associated with the University Courtyard. Decisions regarding the allocation of resources are made at the property level. See Note 16, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company and Predecessor derive its revenues primarily from single-family residential leases, which are accounted for as operating leases. The majority of these leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. Additionally, the Company also derives revenue from leases with terms of 12 months or less at a student housing property, which are accounted for as operating leases. Under the terms of these leases, tenants pay monthly rental income as well as various fees, including utility charges, amenity fees and parking fees. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years for CapGrow, and 12 months or less for University Courtyard. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, the ROU asset, which was included in other assets in the consolidated balance sheets, was $0.2 million and $0.3 million, respectively. As of December 31, 2024 and December 31, 2023, lease liability, which was included in accounts payable and other liabilities in the consolidated balance sheets was $0.2 million and $0.3 million, respectively. See Note 15, “Commitments and Contingencies,” for the related disclosures.

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

For the year ended December 31, 2024, the 2023 Successor Period, and 2023 Predecessor Period, the Company recorded a net tax expense of $0.2 million, $0.1 million, and $0.0 million, respectively, which is included in the general and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
administrative expenses in the consolidated statements of operations. The TRSs did not have any material deferred tax assets or liabilities as of December 31, 2024 and December 31, 2023.

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

Diluted EPS of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding for the period. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. All classes of common stock are allocated to net income (loss) at the same rate and receive the same gross distribution share. There were no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical to both basic and diluted shares for both the year ended December 31, 2024 and 2023 Successor Period.

The restricted stock grants of Class E shares held by the Company’s independent directors are not considered to be participating securities because they have forfeitable rights to distributions. As a result, there is no impact of these restricted stock grants on basic and diluted net income (loss) per common share until the restricted stock grants have been fully vested.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

On October 1, 2024, the Company adopted ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This update enhanced the disclosures required for reportable segments, primarily through enhanced disclosures about significant segment expenses as well as certain other disclosures to help users of financial statements understand how an entity’s chief operating decision maker (“CODM”) evaluates segment expenses and operating results. See Note 16, “Segment Reporting,” for related disclosures.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this ASU will have on our consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	December 31, 2024	December 31, 2023
Land and land improvements	$77,098	$75,885
Building and improvements	415,498	406,090
Furniture, fixtures and equipment	1,612	1,197
Total real estate properties, at cost	494,208	483,172
Less: accumulated depreciation	(26,396)	(12,389)
Investments in real estate, net	$467,812	$470,783

Business Combination

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455.0 million. Debt of approximately $221.1 million was assumed in the transaction which resulted in an approximate cash outlay of $141.1 million by the Company to acquire this interest. As part of this transaction, CapGrow retained the employees responsible for implementing strategic decisions relating to acquisitions, dispositions and cash flow management, including CapGrow’s chief executive officer. Since the Company consolidates CapGrow as it is the primary beneficiary of CapGrow Member and accounts for this transaction as a business, the Company recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests. The material components of goodwill, amounts paid in excess of amounts attributable to the fair value of the net assets acquired, represent the value assigned to a growing and profitable business that includes an experienced management team and the expected synergies and continued expansion of CapGrow's operations. The members of CapGrow’s management have been with CapGrow for five to sixteen years. The senior members have specific skill sets and significant industry knowledge, including its regulatory and policy environment. These elements make up goodwill, which do not qualify for separate recognition.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date as well as the fair value of the noncontrolling interest in CapGrow at acquisition date (in thousands):

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
$141,147

On July 5, 2023, the Company acquired additional equity interests in CapGrow Member for $18 million, thereby increasing its indirect controlling interest in CapGrow JV to 69.22%. On October 2, 2023, the Company acquired additional equity interests in CapGrow Member for $25 million, thereby increasing its indirect controlling interest in CapGrow JV to 79.64%. On December 5, 2024, the Company acquired the remaining interest in CapGrow Member for $38.0 million, thereby increasing its indirect controlling interest in CapGrow JV to 92.70%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $10.2 million and $3.6 million for the year ended December 31, 2024 and 2023 Successor Period, respectively, is recognized as an adjustment in additional paid in capital for the respective period. As of December 31, 2024 and December 31, 2023, the Company owned a 92.70% and 79.81%, respectively, indirect controlling interest in CapGrow JV.

Asset Acquisitions

During the year ended December 31, 2024, the Company, through CapGrow, acquired 33 vacant homes at an aggregate purchase price of approximately $15.5 million.

During the 2023 Successor Period, the Company, through CapGrow, acquired 36 vacant homes at an aggregate purchase price of approximately $19.6 million.

On October 27, 2023, Denton JV, through its wholly-owned subsidiary (“Denton Owner”), closed on the acquisition of University Courtyard for a gross purchase price of $58.0 million, exclusive of closing costs. Immediately following the completion of the purchase of University Courtyard, Denton Owner entered into (a) a sale agreement for the sale of the underlying land to a third party for a gross purchase price of $23.2 million and (b) a 99-year ground lease agreement (the “Ground Lease”), as tenant, with the third party, as landlord, granting a leasehold interest (the “Leasehold Interest”) in University Courtyard. See Note 9, “Borrowings”, for the related disclosures surrounding the Ground Lease and Leasehold Interest. The following table summarizes the purchase price allocation for University Courtyard (in thousands):

Student Housing
Building and improvements	$47,473
Land and land improvements	5,712
In-place lease intangibles	4,940
Furniture, fixtures and equipment	1,192
Total purchase price	$59,317

Asset Dispositions

During the year ended December 31, 2024, we sold 14 homes for aggregate net proceeds of $4.3 million. Except for one asset sold at a gain amounting to $34 thousand, during the year ended December 31, 2024, impairment losses of $0.8 million were recognized for these assets sold and included in impairment of investments in real estate on the consolidated statements of operations.

During the 2023 Successor Period, we sold 33 homes for aggregate net proceeds of $9.9 million. Impairment losses of $2.8 million were recognized and included in impairment of investments in real estate on the consolidated statements of operations.

Properties Held-for-Sale and Asset Impairment

As of December 31, 2024 and December 31, 2023, the Company classified two properties and one property, respectively, as held for sale. During the year ended December 31, 2024 and the 2023 Successor Period, the Company had sixteen and five impaired held for use properties, respectively, which were generally vacant properties, in its Residential (Business) segment.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
The details of impairment losses for the year ended December 31, 2024 and the 2023 Successor Period are as follows (in thousands):

	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023
Impairment loss - assets sold	$774	$2,790
Impairment loss - held for sale(1)	195	675
Impairment loss - held for use(1)	1,584	533
	$2,553	$3,998
___________________________________________
(1) Amount is net of impairment loss reclassified to Impairment loss - assets sold during the period.

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through Neptune Owner, its wholly owned subsidiary, closed on the acquisition of the Neptune Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.00% in the Neptune Portfolio as of December 31, 2024. Our maximum loss is limited to the amount of our equity investment in this VIE. As of December 31, 2024, the Company’s investment in the unconsolidated entity was $1.8 million and the income from the unconsolidated entity, which was included in income (loss) from an unconsolidated entity on the consolidated statements of operations, was less than $0.1 million for the year ended December 31, 2024.

5.INVESTMENTS IN REAL ESTATE DEBT

As of December 31, 2024, the Company’s investments in real estate debt consist of a position in commercial mortgage-backed securities (“CMBS”). The Company did not have any investments in real estate debt as of December 31, 2023. The following table summarizes the Company’s investments in real estate debt (in thousands):

			December 31, 2024
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
CMBS - floating	1M SOFR + 2.941%	January 2030	$8,000	$7,980	$7,985
			$8,000	$7,980	$7,985

During the year ended December 31, 2024, the aggregate amount of unrealized gain and interest income recognized on the CMBS is less than $0.1 million and are include in other revenue on the consolidated statements of operations.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
6.LEASE INTANGIBLES

The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,126	$(1,288)	$1,838
In-place lease intangibles	8,370	(1,782)	6,588
Leasing commissions	32,290	(5,250)	27,040
Total intangible assets	$43,786	$(8,320)	$35,466

Intangible liabilities, net:
Below-market lease intangibles	$(56,572)	$8,765	$(47,807)

	December 31, 2023
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,153	$(658)	$2,495
In-place lease intangibles	13,701	(2,310)	11,391
Leasing commissions	33,650	(2,753)	30,897
Total intangible assets	$50,504	$(5,721)	$44,783

Intangible liabilities, net:
Below-market lease intangibles	$(58,900)	$4,648	$(54,252)

For the year ended December 31, 2024 and the 2023 Successor Period, the Company recognized $5.5 million and $5.0 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $2.0 million and $1.0 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Additionally, during the year ended December 31, 2024 and the 2023 Successor Period, the Company recorded $8.6 million and $5.7 million, respectively, of amortization of in-place leases and leasing commissions, and wrote off $6.6 million and $0.7 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization on the consolidated statements of operations.

The recognition of these items was not applicable to the 2023 Predecessor Period.

As of December 31, 2024, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.9 years, 11.0 years, 12.4 years, and 13.0 years, respectively. The

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2025	$640	$878	$2,641	$(4,411)
2026	511	768	2,532	(4,281)
2027	343	669	2,414	(4,124)
2028	94	557	2,251	(3,961)
2029	86	548	2,233	(3,923)
Thereafter	164	3,168	14,969	(27,107)
	$1,838	$6,588	$27,040	$(47,807)

7.OTHER ASSETS

The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements,” for additional information on the interest rate cap included in Derivative assets below.

	December 31, 2024	December 31, 2023
Derivative assets	$2,269	$2,492
Assets held for sale	859	837
Prepaid insurance	418	390
Right of use asset - operating lease	234	302
Deferred costs	210	102
Prepaid ground rent	95	93
Pre-acquisition costs	31	233
Other	404	114
Total	$4,520	$4,563

8.ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table summarizes the components of accounts payable and other liabilities (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$2,320	$2,333
Tenant security deposits	2,426	2,440
Distribution payable	1,846	1,408
Subscriptions received in advance	12,061	125
Liabilities related to assets held for sale	713	713
Lease liability - operating lease	239	306
Accrued organization and transaction costs	308	—
Deferred income	312	355
Due to seller	—	118
Total	$20,225	$7,798

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	December 31, 2024	December 31, 2023	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,330	$5,485	7.50%	October 2026
Mortgage note payable(2)	8,942	9,356	5.19%	June 2027
Mortgage note payable(2)	8,726	8,987	3.75%	April 2028
Mortgage note payable(2)	7,445	7,589	5.59%	April 2028
Mortgage note payable(2)	18,111	18,427	4.28%	November 2029
Mortgage note payable(3)	48,172	49,087	3.59%	September 2030
Mortgage note payable(4)	37,901	38,573	3.85%	January 2031
Mortgage note payable(2)	1,969	2,024	4.35%	February 2031
Mortgage note payable(5)	24,982	24,982	4.01%	January 2032
Mortgage note payable(2)	13,907	14,266	4.00%	March 2032
Mortgage note payable(6)	32,241	32,241	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(2)	729	1,324	5.63% to 6.38%	February 2037 through January 2039
Notes payable(8)	318	1,239	7.00%	March 2025 through January 2026
Total	229,653	234,460
Discounts and deferred financing costs, net	(3,114)	(3,361)
Total mortgages and other loans payable, net	$226,539	$231,099
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at December 31, 2024 and December 31, 2023, which is included in accounts payable and other liabilities on the consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other items, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
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
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage, and $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interest only payments through November 2028, at which time monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. The interest rate above represents the effective interest rate giving consideration to the interest rate cap. The contractual rate not giving effect to the interest rate cap is 7.23%. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 12, “Fair Value Measurements,” for additional information related to this interest rate cap.
(8) These loans, which are owed to private parties, bear interest rates at 7%. Monthly principal and interest payments are due through maturity date beginning March 2025 through January 2026.

Revolving Credit Facility

In February 2022, the Predecessor had a revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA. As part of the business combination described in Note 3, “Investments in Real Estate”, the Company assumed the outstanding loan balance of $30.3 million. Under the Credit Facility, the maximum borrowing facility was $50.0 million and the maturity

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
date was February 2024. The maturity date of the Credit Facility was extended to February 2025 as a result of the Company exercising its one-year extension option. Subsequent to December 31, 2024, the maturity date was extended to February 2027. The Credit Facility bears interest equal to Term SOFR plus 3.5% per annum. As of December 31, 2024 and December 31, 2023, the interest rate was 7.99% and 8.86%, respectively. As of December 31, 2024 and December 31, 2023, the Credit Facility had a carrying value of $18.2 million and $10.1 million, respectively.

The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of December 31, 2024 and December 31, 2023, the net carrying value of financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term of all of the CapGrow Portfolio, among others. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all of its loan covenants.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of December 31, 2024 were as follows for the Company (in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2025	$4,148	$18,233	$2	$22,383
December 31, 2026	9,266	—	3	9,269
December 31, 2027	11,958	—	5	11,963
December 31, 2028	18,418	—	7	18,425
December 31, 2029	20,055	—	8	20,063
Thereafter	165,808	—	19,118	184,926
	$229,653	$18,233	$19,143	$267,029

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Authorized Capital Stock

As of December 31, 2024, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class I-S Shares(1)	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,300,000,000
Preferred Stock	100,000,000	$0.01
	2,400,000,000
_______________________________________
(1) On November 18, 2024, the Company amended the limited partnership agreement of the Operating Partnership, which included the authorization to issue of up to $100,000,000 of Class I-S shares. As of December, 31, 2024, no Class I-S shares have been issued.

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock:

	Year Ended December 31, 2024
	Class F	Class FF	Class E	Class AA	Class A	Total
December 31, 2023	16,058,619	5,943,910	69,325	—	—	22,071,854
Common stock issued	4,576,910	121,867	118,125	2,527,112	126,885	7,470,899
Distribution reinvestment	6,245	254,725	11,809	39,240	1,650	313,669
Shares repurchased	—	(9,460)	—	—	—	(9,460)
Shares exchanged(1)	(67,152)	—	66,945	—	—	(207)
Restricted stock grant(2)	62,411	—	—	—	—	62,411
December 31, 2024	20,637,033	6,311,042	266,204	2,566,352	128,535	29,909,166
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

The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2024.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Conversion of Certain Share Classes: The Company’s charter provides that it will cease paying the distribution fee with respect to any Class A, Class AA, Class S, or Class D share held in a stockholder’s account at the end of the month in which the Company, in conjunction with the transfer agent, determines that total upfront selling commissions and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the percentage limit (if any, and as set forth in the applicable agreement with a soliciting dealer at the time such shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto) (collectively, the “Fee Limit”). At the end of such month, each such Class A, Class AA, Class S, or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share.

In addition, if not already converted into Class I shares upon a determination that total upfront selling commissions and distribution fees paid with respect to such shares would exceed the applicable Fee Limit, if any, each Class A, Class AA, Class I-S , Class S, Class D, Class E, Class F and Class FF share held in a stockholder’s account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will automatically and without any action on the part of the holder thereof convert into a number of Class I shares (including fractional shares) with an equivalent NAV as such share on the earliest of (i) a listing of Class I shares, (ii) the Company’s merger or consolidation with or into another entity in which the Company is not the surviving entity or (iii) the sale or other disposition of all or substantially all of the Company’s assets. However, with respect to Class A, Class AA, Class E, Class F, Class FF and Class I-S shares only, such conversion will not occur if immediately after the occurrence of any such event the Company is externally advised with different management fee allocations (which may or may not include different performance allocations) for holders of Class I shares on the one hand and holders of Class A, Class AA, Class E, Class F, Class FF, or Class I-S shares on the other hand.

Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock. Immediately before any liquidation, dissolution or winding up, or any distribution of the assets of the Company pursuant to a plan of liquidation, dissolution or winding up, Class A, Class AA, Class S, Class D, Class E, Class F, Class FF, and Class I-S shares will automatically convert to Class I shares at the conversion rate applicable to each share class. Following such conversion, the aggregate assets of the Company available for distribution to holders of the shares, or the proceeds therefrom, shall be distributed to each holder of Class I shares, ratably with each other holder of Class I shares, which will include all converted Class A, Class AA, Class I-S, Class S, Class D, Class E, Class F and Class FF shares, in such proportion as the number of outstanding Class I shares held by such holder bears to the total number of outstanding Class I shares then outstanding.

As the Company has not raised $450 million in gross proceeds from the sale of capital stock before December 31, 2024, our charter enables any beneficial owner owning 10% or more of the shares to make a proposal for our dissolution by March 31, 2025 to be voted in the Company’ next annual meeting. In that circumstance, dissolution of the Company would be subject to a shareholder vote (without neutral voting) and the Company may have to dissolve even if the Company does not believe it to be in its best interest.

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

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. Repurchases under the Repurchase Plan began in July 2023. During the year ended December 31, 2024, the Company repurchased 9,460 shares under the Repurchase Plan for $0.1 million. The Company did not repurchase any shares during the 2023 Successor Period.

Distributions

To comply with the REIT provisions of the Code, the Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders beginning January 1, 2023 and each year thereafter.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, and/or certain other class-specific fees, as applicable. The following tables detail the aggregate distributions declared for each applicable class of common stock for the year ended December 31, 2024 and the 2023 Successor Period:

	Year Ended December 31, 2024
	Class F	Class FF	Class E	Class AA	Class A
Aggregate gross distributions declared per share of common stock	$0.7562	$0.7562	$0.7562	$0.6935	$0.3169
Distribution fee per share of common stock	—	(0.0535)	—	(0.0492)	—
Net distributions declared per share of common stock	$0.7562	$0.7027	$0.7562	$0.6443	$0.3169

	2023 Successor Period
	Class F	Class FF	Class E
Aggregate gross distributions declared per share of common stock	$0.6143	$0.4967	$0.0633
Distribution fee per share of common stock	—	(0.0135)	—
Net distributions declared per share of common stock	$0.6143	$0.4832	$0.0633

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

During the year ended December 31, 2024, the Company issued 6,245 Class F Shares, 254,725 Class FF Shares, 11,809 Class E Shares, 39,240 Class AA Shares and 1,650 Class A Shares under the DRIP.

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

As of December 31, 2024, 414,797 shares of common stock remain available for issuance under the Compensation Plan. During the year ended December 31, 2024 and the 2023 Successor Period, total compensation cost recognized was $0.2 million and $0.5 million, respectively. The Company adopted the policy of accounting for forfeitures as they occur. As of December 31, 2024, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

Non-controlling Interest in the Operating Partnership

As discussed in Note 11, “Related Party Transactions,” the Special Limited Partner holds a performance participation interest in the Operating Partnership. Because the Special Limited Partner has the ability to redeem its Class E units for cash or Class E shares, at its election, the Company has classified these Class E units as a redeemable non-controlling interest in the Operating Partnership on our consolidated balance sheets. The redeemable non-controlling interest in the Operating Partnership is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period.

In January 2024, the Company issued 144,239 Class E units as payment for the 2023 performance allocation. Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements

December 31, 2023	$2
Settlement of 2023 performance participation allocation and distributions reinvestment	1,669
Distributions	(113)
GAAP income allocation	(33)
Adjustment to carrying value of redeemable equity instrument	123
December 31, 2024	$1,648

Non-controlling Interest in the Consolidated Subsidiaries

Non-controlling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in CapGrow Member, CapGrow JV and Denton JV.

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

11.RELATED PARTY TRANSACTIONS

Due from Affiliates

Since our initial investment, CapGrow has overseen the day to day operations of CapGrow Neptune. CapGrow is entitled to a reimbursement of expenses borne on behalf of CapGrow Neptune. As of December 31, 2024, there were no reimbursement of expenses due from CapGrow Neptune.

Due to Affiliates

The components of due to related parties of the Company are as follows (in thousands):

	December 31, 2024	December 31, 2023
Accrued management fee	$255	$199
Accrued performance participation allocation	—	1,566
Due to Adviser	21	377
Advanced organization costs	2,920	3,396
Due to affiliates	39	48
	$3,235	$5,586

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Management Fee

Effective upon the acquisition of CapGrow in January 2023, the Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares, and 0.75% of the NAV of the Company’s Class AA and Class A Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares and 0.75% of the aggregate NAV of Class I-S shares, both per annum, payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum, payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the year ended December 31, 2024 and the 2023 Successor Period, the Company incurred management fees amounting to $1.3 million and $0.9 million, respectively. In December 2023, the Company issued 69,325 Class E shares as payment for the management fee from January 2023 through October 2023. During the year ended December 31, 2024, the Company issued 117,226 Class E shares as payment for the management fee from November 2023 through October 2024.

As of December 31, 2024 and December 31, 2023, the Company owed management fees amounting to $0.3 million and $0.2 million, respectively.

Performance Participation

The Special Limited Partner holds a performance participation interest in the Operating Partnership, which has three components: a performance participation interest with respect to the Class D units, Class I units and Class S units (the “Performance Allocation”); a performance allocation with respect to the Class A units and Class AA units (the “Class A Performance Allocation”); a performance allocation with respect to the Class I-S units (the “Class I-S Performance Allocation”) and a performance allocation with respect to the Class F units and Class FF units (the “Class F Performance Allocation”). The Performance Allocation entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up; the Class A Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class A Total Return, subject to a 7% Class A Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; the Class I-S Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class I-S Total Return, subject to a 7% Class I-S Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; and the Class F Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 6.25% of the Class F Total Return, subject to a 7% Class F Hurdle Amount and a High-Water Mark, with a 50% Catch-Up (as each of those terms is defined in the amended and restated limited partnership agreement of the Operating Partnership). Distributions on the Performance Allocation, Class A Performance Allocation, Class I-S Performance Allocation and Class F Performance Allocation are payable in cash or Class E Units at the election of the Special Limited Partner.

The performance allocations are accrued on a monthly basis and are paid on an annual basis. As of December 31, 2024, there was no accrued performance allocation. As of December 31, 2023, the Company owed performance allocations amounting $1.6 million. In January, 2024, the Company issued 144,239 Class E units to the Special Limited Partner as payment for the 2023 performance allocation.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of December 31, 2024 and December 31, 2023, the Company owed the Adviser $21.0 thousand and $0.4 million, respectively, for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of December 31, 2024 and December 31, 2023, the Company owed offering and organization costs of $2.9 million and $3.4 million, respectively.

Employment Agreement

At acquisition, CapGrow renewed the employment agreement with its chief executive officer, whose primary responsibility is to manage the day-to-day business and affairs of CapGrow, as directed by the Company. The employment agreement, which expires in January 2028, provides a minimum salary amount and a performance-based bonus. The total compensation costs were included in payroll costs on the consolidated statements of operations.

A wholly-owned subsidiary of CapGrow JV has a performance bonus plan that allows its qualified employees to be entitled to a cash bonus at the end of the 5-year performance period ending January 3, 2028. The performance bonus is calculated at 2% of the hypothetical distributions to members of CapGrow JV after CapGrow Member would have received a certain IRR. As the hypothetical distributions are partly based on the fair market value of our investment at the end the performance period, we determined that as of December 31, 2024, it is not probable to conclude that a liability will be incurred at January 3, 2028 and no bonus compensation has been accrued.

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

During the year ended December 31, 2024 and the 2023 Successor Period, the total property and asset management fees, which were included in property operating expenses in the consolidated statements of operations, were $0.3 million and $0.1 million, respectively. During the year ended December 31, 2024 and the 2023 Successor Period, construction management fees, which were capitalized as part of investments in real estate in the condensed consolidated balance sheets, were $0.1 million for both periods. At both December 31, 2024 and December 31, 2023, the amounts due to affiliates totaled to less than $0.1 million.

12.FAIR VALUE MEASUREMENTS

The Company is required to disclose fair value information regarding certain financial instruments, whether or not recognized at fair value in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (e.g., the exit price). The Company measures and/or discloses the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. The Company follows this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Valuation of Financial Instruments Measured at Fair Value

From time to time, the Company may use derivative instruments, such as interest rate swaps or caps to manage or hedge interest rate risk. The Company hedges its exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on its existing debt. The Company does not anticipate designating any of its derivative financial instruments as hedges. As such, derivatives that are not hedges are adjusted to fair value through earnings. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities. The valuation of these derivatives is considered Level 2 within the fair value hierarchy.

As of December 31, 2024 and December 31, 2023, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the consolidated balance sheets. During the year ended December 31, 2024 and the 2023 Successor Period, the Company recorded unrealized loss on derivative instrument amounting to $0.2 million and $0.8 million, respectively, which are included in unrealized gain (loss) on derivative instrument in our consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to this instrument as of December 31, 2024 and December 31, 2023:

						Fair value at
	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	December 31, 2024	December 31, 2023
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$2,269	$2,492
						$2,269	$2,492

From time to time, the Company may invest in certain real estate-related debt investments, including debt securities, which are recorded at fair value. The Company generally determines the fair value of its real estate debt investments utilizing third-party pricing service providers, who may use broker-dealer quotations, reported trades, or valuation estimates from their pricing models to determine the estimated price. The pricing service providers’ models usually consider the attributes applicable for similar securities (e.g., credit rating, seniority), current market data, and estimated cash flows and incorporate deal collateral performance, such as prepayment speeds and default rates, as available. The valuation of investments in real estate debt are generally considered Level 2 within the fair value hierarchy.

Valuation of Assets Measured at Fair Value on a Nonrecurring Basis

When performing a business combination or asset acquisition, the Company is required to measure assets and liabilities at fair value as of the acquisition date consistent with ASC 805. The fair value of each property is determined primarily based on unobservable data inputs, which utilized market knowledge obtained from historical transactions and published market data. Typically, the Company allocates 15% of the purchase price to land. Any above- and below market lease intangibles are derived (using a discount rate which reflects the risks associated with the lease acquired) based on the difference between contractual rent and market rent, measured over a period equal to the remaining term of each of the leases, including the renewal options for below market leases. In estimating in-place leases and deferred commissions, the Company uses estimates of its carry costs during hypothetical expected lease-up periods and costs to execute similar leases, which include estimates of lost rental income at market rates as well as leasing commissions. Debt is valued by a third-party appraiser, utilizing the discounted cash flow and inputs such as discount rate, prepayment speeds, general economic and industry trends, and is considered Level 3 within the fair value hierarchy.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. The valuation methodologies used to value our real estate with indicators of impairment involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis.

During the year ended December 31, 2024 and the 2023 Successor Period, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain held for use properties where leases were terminated and/or are vacant, with expected sales proceeds to be lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts, list price or third-party estimated fair value less applicable estimated costs to sell, and are considered Level 3 within the fair value hierarchy. Refer to Note 3, “Investments in Real Estate,” for additional disclosure relating to asset impairment.

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$229,653	$220,631	$234,460	$225,323
Revolving credit facility	18,233	18,233	10,139	10,139
Financing obligation	23,200	23,200	23,200	23,200
	$271,086	$262,064	$267,799	$258,662

(1) The carrying value of these loans do not include unamortized debt issuance costs.

The fair value of the Company’s borrowings is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. These estimates are considered Level 3 within the fair value hierarchy.

13.ECONOMIC DEPENDENCY

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through May 2035. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of December 31, 2024 and December 31, 2023, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 500 and 511, respectively, of the CapGrow Portfolio properties, representing 33% and 40% of total assets, respectively. These leases have various expiration dates extending through May 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 426 and 421 of CapGrow’s properties and 28%

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
and 33% of total assets as of December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024 and the 2023 Successor Period, these properties represented 34% and 39% of total rental revenues, respectively.

During the year ended December 31, 2024, there were two tenants that each represent more than 5% of total rental income, which collectively represent over 49% of the Company’s rental revenue. During the 2023 Successor Period, there were three tenants that each represent more than 5% of total rental income, which collectively represent over 62% of the Company’s rental revenue. While this represents a significant concentration risk with regard to revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota and Ohio.

University Courtyard units are rented generally under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the University Courtyard leases as of December 31, 2024 expire on or before July 2025 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall.

As of December 31, 2024, the future minimum cash rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending(1)
December 31, 2025	$31,891
December 31, 2026	28,546
December 31, 2027	21,720
December 31, 2028	11,274
December 31, 2029	8,958
Thereafter	13,814
$116,203

(1) These amounts do not include future minimum rents for University Courtyard as these leases expire within twelve months, as is customary for student housing.

The components of rental income from operating leases for the year ended December 31, 2024, the 2023 Successor Period and the 2023 Predecessor Period, are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2024	Period from January 4, 2023 through December 31, 2023	Period from January 1, 2023 through January 3, 2023
Fixed lease payments	$44,254	$37,428	$320
Variable lease payments	214	195	3
	$44,468	$37,623	$323

15.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the year ended December 31, 2024 and the 2023 Successor Period, rent expense, which is included in general and administrative in the consolidated statements of operations, was less than $0.1 million for each period.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Following the acquisition of CapGrow, the Company utilized an incremental borrowing rate of 3.94% in calculating the lease liabilities. The following table reflects the future minimum lease payments as of December 31, 2024 (in thousands):

Year Ending
December 31, 2025	$79
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
December 31, 2029	—
Total minimum lease payments	255
Imputed interest	(16)
Total operating lease liabilities	$239

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

16.SEGMENT REPORTING

The Company operates in two reportable segments as of December 31, 2024 and December 31, 2023: Residential (Business) and Student Housing. Prior to the acquisition of University Courtyard on October 27, 2023, the Company operated in one reportable segment. The Company’s Chief Executive Officer and President, collectively, who have been determined to be the Company’s CODM, evaluate the operating performance of the Company’s operating segments based on GAAP segment income (loss), which is defined as net operating income (“NOI”), including interest expense, gain (loss) on sale of real estate, impairment of investments in real estate, and income from unconsolidated joint venture, but before depreciation and amortization, unrealized gain (loss) on derivative instruments, and other corporate expenses. The CODM considers the GAAP segment income (loss) as a key performance metric for evaluating performance of each segment and making decisions about allocation of capital and other resources to each segment.

The following table details the total assets by segment (in thousands):

	December 31, 2024	December 31, 2023
Residential (Business)	$494,852	$501,980
Student Housing	58,783	62,207
Other (Corporate)	55,377	14,828
Total assets	$609,012	$579,015

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
The following tables detail the financial results of operations by segment for the year ended December 31, 2024 and the 2023 Successor Period (in thousands):

	Year Ended December 31, 2024
	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$37,972	$6,496	$—	$44,468
Other revenue	428	1,106	5	1,539
Total revenues	38,400	7,602	5	46,007
Expenses
Property operating expenses	(874)	(3,459)	—	(4,333)
General and administrative	(3,115)	(871)	(3,531)	(7,517)
Total expenses	(3,989)	(4,330)	(3,531)	(11,850)
Segment net operating income (loss)	34,411	3,272	(3,526)	34,157
Income from an unconsolidated joint venture	46	—	—	46
Gain on sale of real estate	34	—	—	34
Interest expense, net	(11,326)	(1,908)	1,139	(12,095)
Impairment of investments in real estate	(2,491)	(62)	—	(2,553)
GAAP segment income (loss)	$20,674	$1,302	$(2,387)	$19,589

Other segment income (expense) (1)	(17,478)	(5,824)	(1,698)	(25,000)
Net income (loss)	3,196	(4,522)	(4,085)	(5,411)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary	(616)	452	—	(164)
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	33	33
Net income (loss) attributable to SDREIT stockholders	$2,580	$(4,070)	$(4,052)	$(5,542)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including organization and transaction costs, management fees, and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements

	2023 Successor Period
	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$36,428	$1,195	$—	$37,623
Other revenue	1,075	145	—	1,220
Total revenues	37,503	1,340	—	38,843
Expenses
Property operating expenses	(659)	(530)	—	(1,189)
General and administrative	(3,670)	(337)	(2,870)	(6,877)
Total expenses	(4,329)	(867)	(2,870)	(8,066)
Segment net operating income (loss)	33,174	473	(2,870)	30,777
Income from an unconsolidated joint venture	—	—	—	—
Gain on sale of real estate	—	—	—	—
Interest expense, net	(11,136)	(134)	899	(10,371)
Impairment of investments in real estate	(3,998)	—	—	(3,998)
GAAP segment income (loss)	$18,040	$339	$(1,971)	$16,408

Other segment income (expense) (1)	(17,476)	(2,468)	(4,092)	(24,036)
Net income (loss)	564	(2,129)	(6,063)	(7,628)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary	23	213	—	236
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—
Net income (loss) attributable to SDREIT stockholders	$587	$(1,916)	$(6,063)	$(7,392)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including organization and transaction costs, management fees, and performance participation allocation.

17.SUBSEQUENT EVENTS

Offerings

Subsequent to December 31, 2024, the Company issued the following shares for aggregate gross proceeds of $44.4 million.

	Number of Shares Issued	Gross Proceeds (in thousands)
Class E Shares(1)	1,711,561	$18,402
Class A Shares(2)	1,427,900	14,902
Class AA Shares(2)	995,502	10,637
Class I-S Shares	48,097	$500
Total	4,183,060	$44,441
_______________________________________
(1) Includes $401 thousand of shares, or 37,209 shares, issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $67 thousand for Class AA Shares.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Notes to the Consolidated Financial Statements
Repurchases
Subsequent to December 31, 2024, the Company repurchased common shares of $12.2 million.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to December 31, 2024:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
January 31, 2025	January 31, 2025	$0.0620	$0.0575	$0.0620	$0.0575	$0.0620	$—	February 12, 2025
February 28, 2025	February 28, 2025	$0.0620	$0.0580	$0.0620	$0.0580	$0.0620	$0.0620	March 12, 2025
Asset Acquisitions

On March 7, 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 64 net-leased veterinary hospitals and clinics.

On March 18, 2025, a joint venture in which the Company has an 85.1% interest in, acquired two parking garages located in Rochester, New York for a total purchase price of $7.8 million, exclusive of closing costs. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages.

Sculptor Diversified Real Estate Income Trust, Inc. and Predecessor
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024
($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Segment	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)	Year Acquired
Residential (Business):
	Alabama	1	$99	$35	$172	$—	$—	$35	$172	$207	$12	2023
	Arizona	80	13,768	5,016	27,094	3	41	5,019	27,135	32,154	1,850	2023
	California	5	1,817	814	4,139	—	—	814	4,139	4,953	287	2023
	Colorado	6	3,040	892	4,707	—	300	892	5,007	5,899	192	2023 - 2024
	Connecticut	8	1,590	598	3,587	—	37	598	3,624	4,222	248	2023
	Delaware	1	131	52	288	—	—	52	288	340	20	2023
	Florida	20	5,871	2,153	12,183	—	—	2,153	12,183	14,336	790	2023 - 2024
	Georgia	2	280	95	491	—	—	95	491	586	34	2023
	Idaho	4	387	228	1,325	—	—	228	1,325	1,553	91	2023
	Illinois	12	1,487	408	1,916	—	—	408	1,916	2,324	133	2023
	Indiana	38	5,536	1,814	9,714	—	—	1,814	9,714	11,528	672	2023
	Iowa	10	2,405	721	3,796	—	—	721	3,796	4,517	254	2023 - 2024
	Kansas	1	116	32	150	—	—	32	150	182	10	2023
	Kentucky	2	215	128	577	(14)	(72)	114	505	619	24	2023
	Louisiana	1	1,257	298	1,131	—	—	298	1,131	1,429	80	2023
	Maryland	11	2,841	877	4,359	—	—	877	4,359	5,236	250	2023 - 2024
	Massachusetts	2	449	166	970	—	—	166	970	1,136	67	2023
	Michigan	34	21,717	5,690	25,743	—	—	5,690	25,743	31,433	1,739	2023 - 2024
	Minnesota	284	67,184	19,024	94,958	1	7	19,025	94,965	113,990	6,329	2023 - 2024
	Missouri	2	360	106	598	—	—	106	598	704	10	2024
	Nebraska	1	177	53	262	—	—	53	262	315	18	2023
	Nevada	8	1,905	625	3,314	—	—	625	3,314	3,939	229	2023
	New Hampshire	1	376	139	821	—	—	139	821	960	57	2023
	New Jersey	21	5,311	1,660	8,682	—	31	1,660	8,713	10,373	485	2023 - 2024
	New Mexico	2	307	105	503	—	—	105	503	608	35	2023
	New York	0	—	—	—	—	—	—	—	—	0	2023
	North Carolina	7	1,231	377	1,973	(4)	(41)	373	1,932	2,305	91	2023 - 2024
	North Dakota	10	2,117	663	3,545	—	—	663	3,545	4,208	245	2023
	Ohio	129	18,510	4,940	21,965	(14)	(93)	4,926	21,872	26,798	1,487	2023 - 2024
	Oregon	2	348	161	860	—	—	161	860	1,021	60	2023
	Pennsylvania	65	11,335	3,998	22,171	7	81	4,005	22,252	26,257	1,404	2023 - 2024
	South Carolina	11	3,146	836	4,232	—	—	836	4,232	5,068	294	2023
	Tennessee	11	1,442	513	2,530	—	—	513	2,530	3,043	176	2023
	Texas	202	29,310	10,633	57,529	(93)	(587)	10,540	56,942	67,482	3,812	2023
	Utah	1	1,255	606	3,552	—	—	606	3,552	4,158	245	2023
	Virginia	9	3,094	923	4,587	—	16	923	4,603	5,526	233	2023 - 2024
	Washington	13	3,138	1,426	7,492	(13)	(68)	1,413	7,424	8,837	456	2023 - 2024
	West Virginia	12	1,915	663	3,650	—	—	663	3,650	4,313	252	2023
	Wisconsin	40	6,496	2,305	11,859	—	6	2,305	11,865	14,170	820	2023

Washington DC	11	5,044	1,903	9,864	(162)	(1,025)	1,741	8,839	10,580	574	2023
Student Housing:
Denton, Texas	1	20,880	5,712	47,473	—	2,102	5,712	49,575	55,287	2,113	2023
		$247,887	$77,388	$414,762	$(289)	$735	$77,099	$415,497	$492,596	$26,178

_______________________________________

(1) As of December 31, 2024, the aggregate cost basis for tax purposes was $579.6 million (unaudited).
(2) Refer to Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $1.6 million. Accumulated depreciation does not include $0.2 million of accumulated depreciation related to furniture, fixtures and equipment.

The changes in real estate for the year ended December 31, 2024 and 2023 Successor Period are as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$481,974	$—
Property acquisitions	15,543	497,858
Improvements	2,619	251
Retirements/disposals/deconsolidation	(7,540)	(16,135)
Balance at end of year	$492,596	$481,974
The changes in accumulated depreciation, exclusive of amounts relating to furniture and fixtures, for the year ended December 31, 2024 and 2023 Successor Period are as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$12,358	$—
Depreciation for year	14,340	12,494
Retirements/disposals/deconsolidation	(520)	(136)
Balance at end of year	$26,178	$12,358

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statement Schedules

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets of the Successor as of December 31, 2024 and 2023	88
Consolidated Statements of Operations of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and of the Predecessor for the period from January 1, 2023 through January 3, 2023	89
Consolidated Statements of Equity of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and for the Predecessor for the period from January 1, 2023 through January 3, 2023	90
Consolidated Statements of Cash Flows of the Successor for the year ended December 31, 2024 and for the period from January 4, 2023 through December 31, 2023 and for the Predecessor for the period from January 1, 2023 through January 3, 2023	92
Notes to Consolidated Financial Statements	95
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2024	123
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

(b).     Exhibits:

Ex.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
4.3*	Description of Common Stock
10.1*	Fourth Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of December 6, 2024
10.2*	Third Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of November 18, 2024
10.3*	Second Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated as of November 18, 2024
10.4*	Third Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated as of December 6, 2024

10.5	Trademark License Agreement between the Registrant and Sculptor Capital LP, dated as of February 10, 2023 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.7	Second Amended and Restated Independent Director Compensation Plan, dated as of August 9, 2023 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.8	Form of Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.9	Voting Agreement between the Registrant and OPERF, dated as of December 22, 2022 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.10	CapGrow Holdings JV LLC Second Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.11	CapGrow Holdings Member LLC Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.12	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of January 4, 2023 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.13	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of July 5, 2023 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.14	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of October 2, 2023 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 1, 2024 and incorporated herein by reference)
10.15*	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of December 5, 2024
14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consolidated Financial Statements for National Mentor Holdings, Inc. as of and for the years ended September 30, 2024 and 2023
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2025.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven Orbuch	Chief Executive Officer and Chairman of the Board	March 28, 2025
Steven Orbuch	(principal executive officer)

/s/ Nicholas Hecker	President and Director	March 28, 2025
Nicholas Hecker

/s/ Herbert A. Pollard	Chief Financial Officer, Treasurer and Director	March 28, 2025
Herbert A. Pollard	(principal financial officer)

/s/ Scott Ciccone	Chief Accounting Officer	March 28, 2025
Scott Ciccone	(principal accounting officer)

/s/ John Jenks	Independent Director	March 28, 2025
John Jenks

/s/ Robert Winston	Independent Director	March 28, 2025
Robert Winston

/s/ Jonathan G. Geanakos	Independent Director	March 28, 2025
Jonathan G. Geanakos

/s/ Kristi Jackson	Independent Director	March 28, 2025
Kristi Jackson