Form 10-Q
period 2025-03-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2025-05-14
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

As of May 14, 2025, the registrant had the following shares outstanding: 19,607,307 outstanding shares of Class F common stock, 6,235,880 outstanding shares of Class FF common stock, 4,415,973 outstanding shares of Class AA common stock, 1,584,531outstanding shares of Class A common stock, 48,960 outstanding shares of Class I-S common stock and 3,601,939 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Investments in real estate, net	$474,938	$467,812
Investment in an unconsolidated entity	1,774	1,782
Investments in real estate debt	43,128	7,985
Cash and cash equivalents	18,032	36,174
Restricted cash	25,065	18,666
Deferred rent and other receivables	2,430	2,149
Goodwill	34,458	34,458
Lease intangible assets, net	33,902	35,466
Other assets	6,455	4,520
Total assets	$640,182	$609,012

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$219,078	$225,826
Revolving credit facility, net	21,469	18,201
Accounts payable and other liabilities	29,544	20,225
Financing obligation, net	22,959	22,959
Due to related parties	3,122	3,235
Lease intangible liabilities, net	45,781	47,807
Total liabilities	341,953	338,253

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,673	1,648

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 19,607,042 and 20,637,033 shares issued and outstanding, respectively	196	206
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,191,298 and 6,311,042 shares issued and outstanding, respectively	62	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 1,982,592 and 266,204 shares issued and outstanding, respectively	20	3
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 3,593,393 and 2,566,352 shares issued and outstanding, respectively	36	26
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized; 1,558,735 and 128,535 shares issued and outstanding, respectively	16	1
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized; 48,381 and no shares issued and outstanding, respectively	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	327,714	295,294
Accumulated deficit and cumulative distributions	(49,787)	(43,792)
Total stockholders’ and members’ equity	278,258	251,801
Non-controlling interests in the consolidated subsidiaries	18,298	17,310
Total equity	296,556	269,111
Total liabilities and equity	$640,182	$609,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues
Rental revenue	$11,817	$10,951
Other revenue	399	284
Total revenues	12,216	11,235

Expenses
Property operating expenses	1,107	982
Management fees	433	302
Performance participation allocation	—	285
General and administrative	2,485	2,123
Depreciation and amortization	5,161	6,562
Total expenses	9,186	10,254

Operating income	3,030	981

Other income (expense):
Interest expense, net	(3,021)	(3,038)
Impairment of investments in real estate	(753)	(442)
Income from investments in real estate debt, net	816	—
Income (loss) from an unconsolidated entity	30	(8)
Unrealized gain (loss) on derivative instruments	(381)	199
Gain on sale of real estate	18	—
Total other income (expense)	(3,291)	(3,289)
Net income (loss)	(261)	(2,308)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	3	(6)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	(1)	13
Net loss attributable to SDREIT stockholders	$(259)	$(2,301)
Net loss per common share - basic and diluted	$(0.01)	$(0.10)
Weighted-average common shares outstanding - basic and diluted	31,744,954	22,315,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	$269,111
Common stock issued	—	—	17	10	15	1	44,398	—	44,441	—	44,441
Distribution reinvestment	—	1	—	—	—	—	1,120	—	1,121	—	1,121
Repurchase of common stock	(10)	(2)	—	—	—	—	(12,944)	—	(12,956)	—	(12,956)
Offering costs	—	—	—	—	—	—	(192)	—	(192)	—	(192)
Amortization of compensation awards, net	—	—	—	—	—	—	61	—	61	—	61
Distributions declared on common stock	—	—	—	—	—	—	—	(5,736)	(5,736)	—	(5,736)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,295	1,295
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(304)	(304)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Net income (loss)	—	—	—	—	—	—	—	(259)	(259)	(3)	(262)
Balance at March 31, 2025	$196	$62	$20	$36	$16	$1	$327,714	$(49,787)	$278,258	$18,298	$296,556

	Three Months Ended March 31, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2023	$161	$59	$1	$—	$—	$—	$221,253	$(20,457)	$201,017	$46,886	247,903
Common stock issued	—	1	—	2	—	—	3,908	—	3,911	—	3,911
Distribution reinvestment	—	1	—	—	—	—	709	—	710	—	710
Offering costs	—	—	—	—	—	—	(79)	—	(79)	—	(79)
Amortization of compensation awards, net	—	—	—	—	—	—	87	—	87	—	87
Distributions declared on common stock	—	—	—	—	—	—	—	(4,142)	(4,142)	—	(4,142)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	512	512
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(915)	(915)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Net income (loss)	—	—	—	—	—	—	—	(2,301)	(2,301)	6	(2,295)
Balance at March 31, 2024	$161	$61	$1	$2	$—	$—	$225,843	$(26,900)	$199,168	$46,489	$245,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(261)	$(2,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	433	302
Depreciation and amortization	5,161	6,562
Amortization of discounts and deferred financing costs	149	117
Impairment of investments in real estate	753	442
(Gain) loss on sale of real estate	(18)	—
Straight-line rent adjustment	(111)	(159)
Amortization of above- and below-market leases	(1,856)	(1,266)
Amortization of share-based compensation	61	87
Unrealized (gain) loss on investments in real estate debt	(15)	—
Unrealized (gain) loss on interest rate cap	381	(199)
(Income) loss from an unconsolidated entity	(30)	8
Paid-in-kind interest	(128)	—
Other reconciling items	17	24
Changes in operating assets and liabilities:
Deferred rent and other receivables	(187)	36
Other assets	(266)	137
Accounts payable and other liabilities	1,078	587
Due to related parties	26	206
Net cash provided by operating activities	5,187	4,576
Cash Flows From Investing Activities:
Acquisition of real estate	(14,557)	(2,361)
Additions to real estate	(164)	(721)
Deposit on real estate acquisition, net of refunds	(134)	(343)
Proceeds from sale of real estate	1,176	1,160
Investments in real estate debt	(35,000)	—
Investment in an unconsolidated entity	—	(1,935)
Distributions in excess of cumulative earnings from an unconsolidated entity	38	—
Net cash used in investing activities	(48,641)	(4,200)
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(6,791)	(838)
Proceeds from revolving credit facility	3,406	1,558
Payment of deferred financing costs	(244)	(159)
Payment of offering costs	(192)	(140)
Due to related parties	(172)	113

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Subscriptions received in advance	7,270	5,300
Issuance of common stock	44,041	3,611
Repurchase of common stock	(12,154)	—
Distribution to shareholders	(4,444)	(3,434)
Contribution by noncontrolling interests in the consolidated subsidiaries	1,295	512
Distribution to noncontrolling interests in the consolidated subsidiary	(304)	(915)
Net cash provided by (used in) financing activities	31,711	5,608
Net change in cash and cash equivalents and restricted cash	(11,743)	5,984
Cash and cash equivalents and restricted cash at beginning of period	54,840	23,102
Cash and cash equivalents and restricted cash at end of period	$43,097	$29,086

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$18,032	$17,963
Restricted cash	25,065	11,123
Total cash and cash equivalents and restricted cash	$43,097	$29,086
Supplemental Information:
Interest paid	$2,931	$2,824
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$2,015	$1,405
Distribution reinvestment	$1,121	$710
Contributions by noncontrolling interests in the Operating Partnership	$29	$1,566
Distributions to noncontrolling interests in the Operating Partnership	$28	$9
Transfer to assets held for sale	$1,919	$2,124
Management fee paid in shares	$400	$301
Performance allocation paid in Operating Partnership units	$—	$1,566
Accrued distribution fee	$4	$61
Due from affiliate	$—	$289
Common stock repurchases payable	$802	$—
Adjustment to carrying value of redeemable common stock	$23	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company,” “we,” or “us”) was formed on February 11, 2022 as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, single-family, senior living, lodging, data centers, manufactured housing, parking, and self-storage properties. Substantially all of the Company’s business is conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

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

As of March 31, 2025, the Company owned a portfolio of 1,092 single-family rental homes, one student housing property, two commercial real estate properties, two investments in real estate debt, and one investment in an unconsolidated real estate venture.

The Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 92.95% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV”), and together with CapGrow Member (“CapGrow”), owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

The Company, together with a third-party joint venture partner (such joint venture, the “Denton JV”), owns a 90% controlling interest in a student housing property (“University Courtyard”) located in Denton, Texas.

On February 23, 2024, CapGrow JV, CapGrow’s founder, and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”).

On March 18, 2025, the Company, together with a third-party joint venture partner (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages.

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of March 31, 2025, investments in real estate debt consists of an investment in preferred equity in a real estate company that owns 64 net-leased veterinary hospitals and clinics and investments in CMBS.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. Certain amounts in the Company’s prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”). The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

Principles of Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. Entities in which, directly or indirectly, the Company does not have a controlling interest, are accounted for under the equity method. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.

For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests.

When the requirements for consolidation are not met, the investment is accounted for under the equity method of accounting, with the investment initially recorded at cost, with subsequent adjustments for the Company’s pro-rata share of net income, contributions and distributions.

The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain noncontrolling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs.

As of March 31, 2025, the total assets and liabilities of the Company's consolidated VIEs were $620.9 million and $322.6 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Sculptor Diversified Real Estate Income Trust, Inc.
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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 30 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $3.8 million and $3.6 million for the three months ended March 31, 2025 and three months ended March 31, 2024, respectively.

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

From time to time, the Company may identify properties to be sold. The Company considers whether the following conditions have been met in determining whether or not such properties should be classified as held for sale in accordance with GAAP: (i) there is a committed plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, depreciation is discontinued, and properties held for sale are stated at the lower of its carrying amount or its fair value less estimated costs to sell. Assets held for sale and related liabilities are included in other assets and accounts payable and other liabilities, respectively, in the condensed consolidated balance sheets.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of an investment in preferred equity of a real estate company and investments in CMBS. The Company has elected the fair value option (“FVO”) for its preferred equity investment and records it at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the Company’s condensed consolidated statements of operations. For investments in which the Company has elected the FVO, the Company records any related upfront costs and fees in earnings as incurred.

The Company has elected to classify its CMBS as a trading security and records such investment at fair value, with unrealized gains and losses on such security included in income from investments in real estate debt, net on the Company’s condensed consolidated statements of operations. Interest income is recognized based on the stated terms of the instrument and is included in income from investment in real estate debt, net on the condensed consolidated statements of operations.

Goodwill

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of March 31, 2025 and December 31, 2024, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of March 31, 2025 and December 31, 2024, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million. There was no recorded goodwill impairment charge during the three months ended March 31, 2025 and three months ended March 31, 2024.

Fair Value Measurements

See Note 12, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has four reportable segments: Residential (Business), Student Housing, Commercial Properties, and Investments in Real Estate Debt. The first, Residential (Business), is associated with the CapGrow Portfolio as well as CapGrow’s investment in Neptune. The CapGrow Portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

The second reportable segment, Student Housing, is associated with University Courtyard.

The third reportable segment, Commercial Properties, is associated with the Company’s investment in two parking garages located in Rochester, New York. Decisions regarding the allocation of resources are made at the property level.

The fourth reportable segment, Investments in Real Estate Debt, includes the Company’s preferred equity investment in a private real estate company and the Company’s holdings in CMBS. Decisions regarding the allocation of resources are made at the investment level.

See Note 16, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company derives a significant portion of its revenues from single-family residential leases, which are accounted for as operating leases. The majority of these leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. Additionally, the Company also derives revenue from leases at a student housing property and two parking garages which are also accounted for as operating leases. Under the terms of these leases, tenants pay monthly fixed rental income as well as various applicable fees, including utility charges, amenity fees and parking fees. Certain leases also provide for variable rental income which is only recognized when it is earned. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years for CapGrow, and 12 months or less for University Courtyard and the parking garages. Any excess of

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the condensed consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

Other revenue includes termination income and late fees. Termination income, which relates to fees paid by tenants to terminate their lease prior to the contractual lease expiration date, and late fees, are recognized during the period when: (i) the termination agreement is executed or the condition is met, (ii) the fee is determinable, and (iii) collectability of the fee is assured. Interest income earned on debt investments, which is included in income on investments in real estate debt, is recognized when earned.

Gain or loss on sale of real estate is recognized when the Company no longer has a controlling financial interest in the real estate, a contract exists with a third party and that third party has control of the assets acquired.

Income Taxes

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

The Operating Partnership is classified as a partnership for U.S. federal and state income tax purposes and are therefore not subject to income tax. Each partner is responsible for the tax liability, if any, related to their share of Operating Partnership taxable income or loss.

The Company may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. The TRSs are subject to taxation at the federal, state and local levels, as applicable. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. As of December 31, 2024 and March 31, 2025, there were no significant deferred tax assets or liabilities.

During both the three months ended March 31, 2025 and three months ended March 31, 2024, the Company recorded a net tax expense of less than $0.1 million, which is included in the general and administrative expenses in the condensed consolidated statements of operations.

Management is responsible for determining whether a tax position taken by the Company or the Operating Partnership is more likely than not to be sustained on the merits. The Company has no material unrecognized tax benefits or uncertain income tax positions and therefore no interest or penalties associated with uncertain tax positions.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
beginning after December 15, 2024 and early adoption is permitted. The Company adopted this guidance on January 1, 2025 and it did not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this ASU will have on our condensed consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consists of (in thousands):

	March 31, 2025	December 31, 2024
Land and land improvements	$78,065	$77,098
Building and improvements	425,094	415,498
Furniture, fixtures and equipment	1,685	1,612
Total real estate properties, at cost	504,844	494,208
Less: accumulated depreciation	(29,906)	(26,396)
Investments in real estate, net	$474,938	$467,812

Asset Acquisitions

During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company, through CapGrow, acquired 19 and seven vacant homes at an aggregate purchase price of approximately $6.1 million and $2.3 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. As of March 31, 2025, the Company owned an 85.10% indirect controlling interest in the Parking JV. Concurrent with the closing of the acquisition, the two parking garages entered into lease agreements with a national parking operator.

Asset Dispositions

During the three months ended March 31, 2025, the Company sold five homes for aggregate net proceeds of $1.2 million. Except for one asset sold at a gain of $18 thousand, impairment losses of $0.1 million were recognized on these assets sold and included in impairment of investments in real estate on the condensed consolidated statements of operations.

During the three months ended March 31, 2024, the Company sold five homes for aggregate net proceeds of $1.2 million. Impairment losses of $0.2 million were recognized and included in impairment of investments in real estate on the condensed consolidated statements of operations.

Properties Held-for-Sale

As of March 31, 2025 and December 31, 2024, the Company classified nine properties and two properties, respectively, as held for sale. As of March 31, 2025 and December 31, 2024, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $2.8 million and $0.9 million, respectively. As of March 31, 2025 and December 31, 2024, liabilities held for sale, which are included in accounts payable and other liabilities in the condensed consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company identified seven properties and two properties, respectively, as impaired assets held for use.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

The details of impairment losses for the three months ended March 31, 2025 and the three months ended March 31, 2024 are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Impairment loss - assets sold	$138	$194
Impairment loss - held for sale(1)	236	111
Impairment loss - held for use(1)	379	137
	$753	$442
___________________________________________
(1) Amount is net of impairment loss reclassified to Impairment loss - assets sold during the period.

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through its wholly owned subsidiary (“Neptune Owner”), closed on the acquisition of the Neptune Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.65% in the Neptune Portfolio as of March 31, 2025. Our maximum loss is limited to the amount of our equity investment in this VIE. As of March 31, 2025 and December 31, 2024, the Company’s investment in unconsolidated entity was $1.8 million and $1.8 million, respectively. During both the three months ended March 31, 2025 and three months ended March 31, 2024, the income from unconsolidated entity, which was included in income from an unconsolidated entity on the condensed consolidated statements of operations, was less than $0.1 million.

5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			March 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$35,128	$35,128	$35,128
CMBS - floating	1M SOFR + 2.941%	January 2030	8,000	7,980	8,000
			$43,128	$43,108	$43,128

			December 31, 2024
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
CMBS - floating	1M SOFR + 2.941%	January 2030	$8,000	$7,980	$7,985
			$8,000	$7,980	$7,985
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of March 31, 2025.
(2) Interest accrues monthly with a current pay rate of 7.00% and a deferred interest rate of 5.25% through March 2030, after which the current pay rate increases to 12.00% and the deferred interest rate remains at 5.25% until the preferred units are fully redeemed, including accrued interest.
(3) The Company’s preferred equity investment does not contain a stated maturity date. The Company has the right to cause the issuer to market and sell assets sufficient to redeem all remaining preferred units, including accrued interest, beginning in March 2031.

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 64 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

The following table details the Company’s income (loss) from investments in real estate debt for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Interest income	$451
Unrealized gain (loss)	15
Other(1)	350
Total	$816
_______________________________________
(1) Represents origination fees received concurrent with the origination of the preferred equity investment. As a result of the election of the FVO, these fees were recognized at origination.

We did not own any real estate debt for the three months ended March 31, 2024.

6.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of March 31, 2025 and December 31, 2024 are as follows.

	March 31, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,110	$(1,432)	$1,678
In-place lease intangibles	8,237	(1,963)	6,274
Leasing commissions	31,775	(5,825)	25,950
Total intangible assets	$43,122	$(9,220)	$33,902

Intangible liabilities, net:
Below-market lease intangibles	$(55,486)	$9,705	$(45,781)

	December 31, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,126	$(1,288)	$1,838
In-place lease intangibles	8,370	(1,782)	6,588
Leasing commissions	32,290	(5,250)	27,040
Total intangible assets	$43,786	$(8,320)	$35,466

Intangible liabilities, net:
Below-market lease intangibles	$(56,572)	$8,765	$(47,807)

For the three months ended March 31, 2025 and three months ended March 31, 2024, the Company recognized $1.9 million and $1.3 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $1.1 million and

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
$0.3 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Additionally, during the three months ended March 31, 2025 and three months ended March 31, 2024, the Company recorded $1.4 million and $3.0 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $5.6 million and $0.2 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization on the condensed consolidated statements of operations.

As of March 31, 2025, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.8 years, 10.9 years, 12.2 years and 12.8 years, respectively. As of March 31, 2025, the estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2025 (9 months)	$479	$647	$1,950	$(3,240)
2026	511	759	2,492	(4,198)
2027	343	660	2,375	(4,041)
2028	94	549	2,213	(3,877)
2029	86	540	2,196	(3,840)
Thereafter	165	3,119	14,724	(26,585)
	$1,678	$6,274	$25,950	$(45,781)

7.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements”, for additional information on the interest rate cap included in Derivative assets below.

	March 31, 2025	December 31, 2024
Derivative assets	$1,888	2,269
Assets held for sale	2,778	859
Prepaid insurance	279	418
Right of use asset - operating lease	217	234
Deferred costs	209	210
Prepaid ground rent	95	95
Pre-acquisition costs	165	31
Other	824	404
Total	$6,455	$4,520

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
8.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$3,925	$2,628
Tenant security deposits	2,428	2,426
Distribution payable	2,016	1,846
Subscriptions received in advance	19,331	12,061
Share repurchases payable	802	—
Liabilities related to assets held for sale	713	713
Lease liability - operating lease	222	239
Deferred income	107	312
Total	$29,544	$20,225

9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	March 31, 2025	December 31, 2024	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,299	$5,330	7.50%	October 2026
Mortgage note payable(2)	8,265	8,942	5.19%	June 2027
Mortgage note payable(2)	8,658	8,726	3.75%	April 2028
Mortgage note payable(2)	6,285	7,445	5.59%	April 2028
Mortgage note payable(2)	17,673	18,111	4.28%	November 2029
Mortgage note payable(3)	46,433	48,172	3.59%	September 2030
Mortgage note payable(4)	36,209	37,901	3.85%	January 2031
Mortgage note payable(2)	1,955	1,969	4.35%	February 2031
Mortgage note payable(5)	24,138	24,982	4.01%	January 2032
Mortgage note payable(2)	13,813	13,907	4.00%	March 2032
Mortgage note payable(6)	32,241	32,241	6.60%	September 2033
Mortgage note payable (7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(2)	720	729	5.63% to 6.38%	February 2037 through January 2039
Notes payable(8)	294	318	7.00%	April 2025[9] through January 2026
Total	222,863	229,653
Discounts and deferred financing costs, net	(3,072)	(3,114)
Total mortgages and other loans payable, net	$219,791	$226,539
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at March 31, 2025 and December 31, 2024, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other things, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
(2) These loans are subject to monthly principal and interest payments through maturity date.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(3) Interest only payment loan through September 2023, at which time monthly principal and interest payments are due through maturity date.
(4) Interest only payment loan through January 2024, at which time monthly principal and interest payments are due through maturity date.
(5) Interest only payment loan through January 2025, at which time monthly principal and interest payments are due through maturity date.
(6) Interest only payment loan through September 2026, at which time monthly principal and interest payments are due through maturity date.
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage, and $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interest only payments through November 2028, at which time monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. The interest rate above represents the effective interest rate giving consideration to the interest rate cap. The contractual rate not giving effect to the interest rate cap is 6.91%. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 12, “Fair Value Measurements,” for additional information related to this interest rate cap.
(8) These loans, which are owed to private parties, bear interest rates of 7%. Monthly principal and interest payments are due through maturity date beginning April 2025 through January 2026.
(9) Notes with a total principal balance of less than $0.1 million that matured in April 2025 were paid off after March 31, 2025.

Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million and allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was initially extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to Term SOFR plus 3.50% per annum. As of March 31, 2025 and December 31, 2024, the interest rate was 7.91% and 7.99%, respectively. As of March 31, 2025 and December 31, 2024, the Credit Facility had an outstanding principal balance of $21.6 million and $18.2 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s condensed consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of March 31, 2025 and December 31, 2024, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, and net worth, and a minimum of two years of remaining lease term on all of the CapGrow Portfolio, among others. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Contractual Maturities

The scheduled principal maturities for each of the next five years and thereafter of the Company’s mortgages and other loans payable and Credit Facility as of March 31, 2025 were as follows (amounts in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2025 (9 months)	$3,098	$—	$2	$3,100
December 31, 2026	9,198	—	3	9,201
December 31, 2027	11,233	21,639	5	32,877
December 31, 2028	17,301	—	7	17,308
December 31, 2029	19,833	—	8	19,841
Thereafter	162,200	—	19,118	181,318
	$222,863	$21,639	$19,143	$263,645

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Authorized Capital Stock

As of March 31, 2025, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class I-S Shares	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,300,000,000
Preferred Stock	100,000,000	$0.01
	2,400,000,000

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Common Stock

The following table details the changes in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2024	20,637,033	6,311,042	266,204	2,566,352	128,535	—	29,909,166
Common stock issued	—	—	1,711,561	995,502	1,427,900	48,097	4,183,060
Distribution reinvestment	391	66,741	4,827	31,539	2,300	284	106,082
Shares repurchased	(1,030,382)	(186,485)	—	—	—	—	(1,216,867)
March 31, 2025	19,607,042	6,191,298	1,982,592	3,593,393	1,558,735	48,381	32,981,441

Holders of Class F shares purchased before January 1, 2023, totaling 15,019,800 shares, are prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment, or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares.

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. During the three months ended March 31, 2025, the Company repurchased 1,216,867 shares for $13.0 million. During the three months ended March 31, 2024, there were no shares repurchased.

Distributions

To comply with the REIT provisions of the Code, the Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders.

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

	Three Months Ended March 31, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.1857	$0.1857	$0.1857	$0.1857	$0.1857	$0.1237
Distribution fee per share of common stock	—	(0.0129)	—	(0.0130)	—	—
Net distributions declared per share of common stock	$0.1857	$0.1728	$0.1857	$0.1727	$0.1857	$0.1237

Sculptor Diversified Real Estate Income Trust, Inc.
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

Distribution Reinvestment Plan

In February 2023, the Company adopted a distribution reinvestment plan (“DRIP”) whereby participating stockholders will have their cash distributions attributable to the class of shares purchased automatically reinvested in the same class of shares. The per share purchase price for shares purchased under the DRIP will be equal to the transaction price on the record date of the distribution that is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRIP, but such shares will be subject to distribution fees, if any. The distribution fees (when applicable) are calculated based on the NAV for the applicable shares and may reduce the NAV, or alternatively, the distributions payable with respect to the shares of each such class, including shares issued under the DRIP.

During the three months ended March 31, 2025, the Company issued 391 Class F Shares, 66,741 Class FF Shares, 4,827 Class E Shares, 31,539 Class AA Shares, 2,300 Class A Shares, and 284 Class I-S Shares under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an initial one-time grant of Class F restricted shares of common stock valued at $100,000 (the “Initial Grant”), annual compensation consisting of a number of restricted shares (the “Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (the “Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Prior to September 3, 2023, any grant of restricted stock was based on the then-current per share transaction price of the Class F shares at the time of grant. In April 2024, the Board approved the exchange of these Class F shares for a number of Class E shares with an equivalent aggregate net asset value. Thereafter, any grant of restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

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

As of March 31, 2025, 414,797 shares of common stock remain available for issuance under the Compensation Plan. During both the three months ended March 31, 2025 and three months ended March 31, 2024, total compensation cost recognized was less than $0.1 million. The Company adopted the policy of accounting for forfeitures as they occur. As of March 31, 2025, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

Non-controlling Interest in the Operating Partnership

Sculptor Diversified Real Estate Income Trust, Inc.
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

Below are the details of the non-controlling interest in the Operating Partnership:

December 31, 2024	$1,648
Issuance of Class E units	30
Distributions	(29)
GAAP income allocation	1
Adjustment to carrying value of redeemable equity instrument	23
March 31, 2025	$1,673

Non-controlling Interest in the Consolidated Subsidiaries

Non-controlling interest in the consolidated subsidiaries represents an affiliate and third-party equity interests in certain consolidated entities that are not wholly owned by the Company.

Members’ Equity of CapGrow

Within CapGrow, the members’ obligations and rights relating to contributions, distributions, and allocation of income and loss, among others, are governed by CapGrow’s limited liability company agreement, as further amended from time to time (the “CapGrow Agreement”). Distributions of available cash are distributed to the members of CapGrow based on their respective membership interests until certain internal rate of return thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the CapGrow Agreement. Income or losses are allocated to the members in amounts that result in ending capital account balances reflecting the amounts that would be distributed to them assuming CapGrow was liquidated at book value at the end of the reporting period.

11.RELATED PARTY TRANSACTIONS

Due from Related Parties

Since our initial investment, CapGrow has overseen the day-to-day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of March 31, 2025 and December 31, 2024, there were no reimbursement of expenses due from the Neptune JV.
Due to Related Parties

The components of due to related parties of the Company are as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued management fee	$287	255
Due to Adviser	49	21
Advanced organization and offering costs	2,748	2,920
Due to affiliates	38	39
	$3,122	$3,235

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Management Fee

The Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares, and 0.75% of the NAV of the Company’s Class AA, Class A and Class I-S Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company incurred management fees amounting to $0.4 million and $0.3 million, respectively. During the three months ended March 31, 2025, the Company issued 37,209 Class E shares as payment for the management fee from November 2024 through January 2025. During the three months ended March 31, 2024, the Company issued 27,905 Class E shares as payment for the management fee from November 2023 through January 2024.

As of March 31, 2025 and December 31, 2024, the Company owed management fees amounting to $0.3 million and $0.3 million, respectively.

Performance Participation

The Special Limited Partner holds a performance participation interest in the Operating Partnership, which has multiple components: a performance participation interest with respect to the Class D units, Class I units and Class S units (the “Performance Allocation”); a performance allocation with respect to the Class A units and Class AA units (the “Class A Performance Allocation”); a performance allocation with respect to the Class I-S units (the “Class I-S Performance Allocation”); and a performance allocation with respect to the Class F units and Class FF units (the “Class F Performance Allocation”). The Performance Allocation entitles the Special Limited Partner to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up; the Class A Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class A Total Return, subject to a 7% Class A Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; the Class I-S Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 10.0% of the Class I-S Total Return, subject to a 7% Class I-S Hurdle Amount and a High-Water Mark, with a 50% Catch-Up; and the Class F Performance Allocation entitles the Special Limited Partner to receive an allocation equal to 6.25% of the Class F Total Return, subject to a 7% Class F Hurdle Amount and a High-Water Mark, with a 50% Catch-Up (as each of those terms is defined in the amended and restated limited partnership agreement of the Operating Partnership). Distributions on the Performance Allocation, Class A Performance Allocation, Class I-S Performance Allocation, and Class F Performance Allocation are payable in cash or Class E Units at the election of the Special Limited Partner.

The performance allocations are accrued on a monthly basis and are paid on an annual basis. During the three months ended March 31, 2025, there was no performance allocation accrued. During the three months ended March 31, 2024, the Company accrued a performance allocation amounting to $0.3 million which was reversed later during the year. In January 2024, the Company issued 144,239 Class E units to the Special Limited Partner as payment for the 2023 performance allocation. No such 2024 performance obligation was accrued as of December 31, 2024.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. At both March 31, 2025 and December 31, 2024, the Company owed the Adviser less than $0.1 million for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of March 31, 2025 and December 31, 2024, the Company owed offering and organization costs of $2.7 million and $2.9 million, respectively.

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

A wholly-owned subsidiary of CapGrow JV has a performance bonus plan that allows its qualified employees to be entitled to a cash bonus at the end of the 5-year performance period ending January 3, 2028. The performance bonus is calculated at 2% of the hypothetical distributions to members of CapGrow JV after CapGrow Member would have received a certain IRR. As the hypothetical distributions are partly based on the fair market value of our investment at the end of the performance period, we determined that as of both March 31, 2025 and December 31, 2024, it is not probable to conclude that a liability will be incurred at January 3, 2028 and no bonus compensation has been accrued.

Property Management Agreements

Certain of the Company’s investments are managed by the Company’s joint venture partners and such joint venture partners’ affiliates. They provide management, leasing, construction supervision and asset management services. These agreements typically provide for property and asset management fees based on either predetermined fees or fees as a percentage of the effective gross income generated by the respective asset. Fees for construction management are typically based on a percentage of costs incurred. Additionally, certain agreements require the Company to reimburse the property manager for any expenses incurred on its behalf.

During both the three months ended March 31, 2025 and three months ended March 31, 2024, the total property and asset management fees which were included in property operating expenses in the condensed consolidated statements of operations, were $0.1 million. As of March 31, 2025 and December 31, 2024, the amounts due to affiliates totaled to less than $0.1 million.

12.FAIR VALUE MEASUREMENTS

The Company is required to disclose fair value information regarding certain financial instruments, whether or not recognized at fair value in the condensed consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (e.g., the exit price). The Company measures and/or discloses the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
market data is available. The Company follows this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

As of March 31, 2025 and December 31, 2024, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the condensed consolidated balance sheets. During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company recorded an unrealized loss on derivative instrument of $0.4 million and an unrealized gain on derivative instrument of $0.2 million, respectively, which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to this instrument as of March 31, 2025 and December 31, 2024, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	March 31, 2025	December 31, 2024
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$1,888	$2,269
						$1,888	$2,269

From time to time, the Company may invest in certain real estate-related debt investments, including preferred equity and debt securities, among others, which are recorded at fair value. The Company generally determines the fair value of its real estate debt investments utilizing third-party pricing service providers, who may use broker-dealer quotations, reported trades, or valuation estimates from their pricing models to determine the estimated price. The pricing service providers’ models usually consider the attributes applicable for similar securities (e.g., credit rating, seniority), current market data, and estimated cash flows and incorporate deal collateral performance, such as prepayment speeds and default rates, as available. The valuation of our investments in CMBS is considered Level 2 within the fair value hierarchy. The valuation of our investment in preferred equity, which is based on the purchase price, is considered Level 1 within the fair value hierarchy as of March 31, 2025.

Valuation of Assets Measured at Fair Value on a Nonrecurring Basis

When performing a business combination or asset acquisition, the Company is required to measure assets and liabilities at fair value as of the acquisition date consistent with ASC 805. The fair value of each property is determined primarily based on unobservable data inputs, which utilized market knowledge obtained from historical transactions and published market data. Any above- and below-market lease intangibles are derived (using a discount rate which reflects the risks associated with the lease acquired) based on the difference between contractual rent and market rent, measured over a period equal to the remaining term of each of the leases, including the renewal options for below market leases. In estimating in-place leases and deferred commissions, the Company uses estimates of its carry costs during hypothetical expected lease-up periods and costs to execute similar leases, which include estimates of lost rental income at market rates as well as leasing commissions. Debt is valued by a third-party appraiser, utilizing the discounted cash flow and inputs such as discount rate, prepayment speeds, general economic and industry trends, and is considered Level 3 within the fair value hierarchy.

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

During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company recorded impairment losses in respect of the assets sold, held for sale properties and certain held for use properties where leases were terminated and/or are vacant, with expected sales proceeds to be lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts, list price or third-party estimated fair value less applicable estimated costs to sell, and are considered Level 3 within the fair value hierarchy. Refer to Note 3, “Investments in Real Estate,” for additional disclosure relating to asset impairment.

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025		December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$222,863	$216,127	229,653	220,631
Revolving credit facility	21,639	21,639	18,233	18,233
Financing obligation, net	23,199	23,200	23,200	23,200
	$267,701	$260,966	$271,086	$262,064

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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through May 2035. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of March 31, 2025 and December 31, 2024, 44 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” lease approximately 488 and 500, respectively, of the CapGrow Portfolio properties (representing 33% and 36% of total assets, respectively). These leases had various expiration dates extending through May 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 416 and 426 of CapGrow’s properties as of March 31, 2025 and December 31, 2024, respectively (representing 29% and 31% of total assets as of March 31, 2025 and

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
December 31, 2024, respectively). During the three months ended March 31, 2025 and three months ended March 31, 2024, these properties represented 32% and 34% of the total rental revenues, respectively.

During the three months ended March 31, 2025, there were three tenants that each represent more than 5% of total rental income, which collectively represented over 50% of the Company’s rental revenue. During the three months ended March 31, 2024, there were four tenants that each represent more than 5% of the Company’s total rental income, which collectively represented over 60% of the Company’s rental revenue. While this represents a significant concentration risk with regard to revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Texas, Minnesota, Michigan, and Arizona.

Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of March 31, 2024 expire on or before July 2025 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of March 31, 2025, the future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2025 (nine months)	$24,186
December 31, 2026	29,202
December 31, 2027	22,495
December 31, 2028	12,119
December 31, 2029	9,766
Thereafter	14,031
$111,799

The components of lease income from operating leases for the three months ended March 31, 2025 and three months ended March 31, 2024 are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Fixed lease payments	$11,736	$10,912
Variable lease payments	81	39
	$11,817	$10,951

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
15.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the three months ended March 31, 2025 and three months ended March 31, 2024, rent expense, which is included in general and administrative in the condensed consolidated statements of operations, was less than $0.1 million for each period.

The following table reflects the future minimum lease payments as of March 31, 2025 (in thousands):

Year Ending
December 31, 2025 (nine months)	$59
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
December 31, 2029	—
Total minimum lease payments	235
Imputed interest	(13)
Total operating lease liabilities	$222

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

16.SEGMENT REPORTING

The Company operates in four reportable segments as of March 31, 2025: Residential (Business), Student Housing, Commercial Properties, and Investments in Real Estate Debt. Prior to the acquisition of preferred equity interests and the two parking garage properties in March 2025, the Company operated in two reportable segments.

The following table details the total assets by segment ($ in thousands):

	March 31, 2025	December 31, 2024
Residential (Business)	$496,486	$494,852
Student Housing	57,367	58,783
Commercial Properties	8,726	—
Investments in Real Estate Debt	43,128	—
Other (Corporate)	34,475	55,377
Total assets	$640,182	$609,012

The following table details the financial results of operations by segment for the three months ended March 31, 2025 and three months ended March 31, 2024 ($ in thousands):

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$10,116	$1,659	$42	$—	$—	$11,817
Other revenue	176	223	—	—	—	399
Total revenues	10,292	1,882	42	—	—	12,216
Expenses
Property operating expenses	337	766	4	—	—	1,107
General and administrative	1,101	187	14	233	950	2,485
Total expenses	1,438	953	18	233	950	3,592
Segment net operating income (loss)	8,854	929	24	(233)	(950)	8,624
Income from an unconsolidated joint venture	30	—	—	—	—	30
Income from investments in real estate debt, net	—	—	—	816	—	816
Gain on sale of real estate	18	—	—	—	—	18
Interest expense, net	(2,945)	(480)	—	—	404	(3,021)
Impairment of investments in real estate	(753)	—	—	—	—	(753)
GAAP segment income (loss)	$5,204	$449	$24	$583	$(546)	$5,714

Other segment income (expense)(1)	(4,600)	(916)	(26)	—	(433)	(5,975)
Net income (loss)	604	(467)	(2)	583	(979)	(261)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(44)	47	—	—	—	3
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(1)	(1)
Net income (loss) attributable to SDREIT stockholders	$560	$(420)	$(2)	$583	$(980)	$(259)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,322	$1,629	$—	$—	$—	$10,951
Other revenue	57	227	—	—	—	284
Total revenues	9,379	1,856	—	—	—	11,235
Expenses
Property operating expenses	219	763	—	—	—	982
General and administrative	855	165	—	—	1,103	2,123
Total expenses	1,074	928	—	—	1,103	3,105
Segment net operating income (loss)	8,305	928	—	—	(1,103)	8,130
Income from an unconsolidated joint venture	(8)	—	—	—	—	(8)
Interest expense, net	(2,743)	(477)	—	—	182	(3,038)
Impairment of investments in real estate	(442)	—	—	—	—	(442)
GAAP segment income (loss)	$5,112	$451	$—	$—	$(921)	$4,642

Other segment income (expense)(1)	(4,243)	(2,120)	—	—	(587)	(6,950)
Net income (loss)	869	(1,669)	—	—	(1,508)	(2,308)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(173)	167	—	—	—	(6)
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	13	13
Net income (loss) attributable to SDREIT stockholders	$696	$(1,502)	$—	$—	$(1,495)	$(2,301)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees, and performance participation allocation.

17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to March 31, 2025, the Company issued the following shares at aggregate gross proceeds of $26.0 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	1,615,713	$17,288
Class AA Shares(2)	796,433	8,474
Class A Shares	23,954	248
Total	2,436,100	$26,010
_______________________________________
(1) Includes $287,076 of shares or 26,832 shares issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $119,300 for Class AA Shares.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to March 31, 2025:

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
March 31, 2025	March 31, 2025	$0.0617	$0.0573	$0.0617	$0.0572	$0.0617	$0.0617	April 11, 2025
April 30, 2025	April 30, 2025	$0.0615	$0.0572	$0.0615	$0.0572	$0.0615	$0.0615	May 12, 2025
Asset Acquisitions

On May 5, 2025, the Company closed on a $17.0 million junior loan collateralized by a casino and hotel property located in Las Vegas, NV that accrues interest at a rate of SOFR + 7.50% with a SOFR floor of 3.00%.

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

As of March 31, 2025, the Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 92.95% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV”), and together with CapGrow Member (“CapGrow”), owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. In addition, the Company, through a 90.0% owned joint venture (such join venture, the “Denton JV”), owns a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

On February 23, 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”).

On March 18, 2025, the Company, through an 85.10% owned joint venture (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York, totaling 564,990 square feet and containing 2,250 stalls. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages.

From time to time, the Company acquires, originates, or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of March 31, 2025, investments in real estate debt consists of an investment in preferred equity in a real estate company that owns 64 net-leased veterinary hospitals and clinics (the “Veterinary Real Estate Company”) and investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 75% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56%. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $21.6 million as of March 31, 2025. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of less than $0.1 million during the three months ended March 31, 2025. See “Liquidity and Capital Resources — Capital Resources” below. With respect to the Veterinary Real Estate Company, the Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest expenses will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operation and financial condition.

High interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last 2.5 years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets, increased claims due to natural disasters, higher property replacement costs, and fewer insurers serving high risk markets. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s and the Veterinary Real Estate Company’s leases are triple net or modified net, high insurance costs and real estate taxes may result in higher overall occupancy expenses for tenants, as well as for the Company’s assets for which the Company is responsible to pay these costs.

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

Q1 2025 Highlights

Operating Results
•We declared monthly distributions totaling $5.7 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	6.96%	6.56%	6.92%	6.54%	7.13%	7.16%
Year-to-Date Total Return, without upfront selling commissions(2)	0.94%	0.82%	1.47%	1.01%	1.17%	0.18%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	(1.08)%	(1.21)%	1.47%	(1.01)%	(0.84)%	(1.82)%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.31%	7.07%	6.61%	4.37%	1.29%	0.18%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	8.34%	5.96%	6.61%	2.58%	(0.74)%	(1.82)%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the March distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions.
(3)	There were no selling commissions charged in respect of the Class F, Class A, Class I-S, and E shares.
Investments
•We acquired nineteen vacant homes through CapGrow at an aggregate purchase price of $6.1 million during the three months ended March 31, 2025, which were leased to tenants following their acquisition.
•We sold five CapGrow homes for aggregate net proceeds of $1.2 million during the three months ended March 31, 2025.
•We, through a joint venture of which we own 85.10%, acquired two parking garages located in Rochester, New York, totaling 564,990 square feet and containing 2,250 stalls for a total purchase price of $7.8 million, exclusive of closing costs. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages.
•We acquired $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 64 net-leased veterinary hospitals and clinics.

Capital and Financing Activity

•During the three months ended March 31, 2025, we raised an aggregate of $45.6 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares for $13.0 million.
•CapGrow incurred net additional borrowings of $3.4 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended March 31, 2025.
•CapGrow repaid $6.8 million of its mortgage loans as part of its scheduled debt service payments and asset sales during the three months ended March 31, 2025.
Subsequent Event Highlights
•Subsequent to March 31, 2025, we raised aggregate gross proceeds of $26.0 million from the sale of our common shares.
•On May 5, 2025, the Company closed on a $17.0 million junior loan collateralized by a casino and hotel property located in Las Vegas, NV that accrues interest at a rate of SOFR + 7.50% with a SOFR floor of 3.00%.

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our investments in real estate as of March 31, 2025:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Unit/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands) (5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,092 units	96%	$31,174	$496,000	$10,292	85%
Student Housing	1	792 beds	94%	$8,320	45,700	1,882	15%
Commercial Properties	2	564,990 sq ft	100%	$0.18	8,478	42	—%
Total	3				$550,178	$12,216	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of March 31, 2025. For student housing, occupancy is defined as the percentage of occupied beds as of March 31, 2025. There are leases in place with a national parking operator for both parking garages as of March 31, 2025.
(3)    Average effective annualized base rent represents the annualized base rent for the three months ended March 31, 2025 per leased unit, bed, or square foot, and excludes tenant recoveries, straight line rent, variable rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of March 31, 2025.
(5)        Segment revenue is presented for the three months ended March 31, 2025.
(6)     Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.5 million.

The following table provides additional information regarding our portfolio of real estate as of March 31, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes / Square Feet
Business:
CapGrow(2)(3)	N/A	Various	January, July and October 2023 and December 2024	92.95%	$455,000	1,092 units
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds
Commercial properties:
Rochester garages	2	New York	March 2025	85.10%	8,500	564,990 sq ft
Total	3				$521,500

______________________________________________

(1)    Ownership interest as March 31, 2025. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets.
(2)    As of March 31, 2025, the Company owned a 92.95% effective equity interest in CapGrow JV. The Company has exercised all outstanding purchase options to acquire the remaining interest in CapGrow Member previously held by the seller. Because the Company has acquired the 100% interest in CapGrow Member, the seller’s rights to force a sale of the remaining interest in CapGrow Member, a sale of CapGrow Member, or a sale of CapGrow have been extinguished.
(3)    Purchase price represents the total enterprise value at the initial acquisition date of January 4, 2023.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2025 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire in or within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (nine months)	84	$1,864	6%	149	6%
2026	156	4,442	14%	389	16%
2027	490	12,954	40%	984	43%
2028	74	3,130	10%	180	8%
2029	110	3,235	10%	220	9%
2030	76	2,104	6%	175	7%
2031	24	1,578	5%	98	4%
2032	11	2,208	7%	124	5%
2033	3	92	—%	8	—%
2034	14	850	2%	52	2%
Thereafter	1	59	—%	4	—%
Total	1,043	$32,516	100%	2,383	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of March 31, 2025 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of March 31, 2025. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 44 different care providers, there are three that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed over 50% of the Company’s rental income for the three months ended March 31, 2025. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of March 31, 2025, there are 44 separate subsidiaries of Sevita that have leased 488 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 37% of the Company’s rental income for the three months ended March 31, 2025, and 33% of the Company's total assets as of March 31, 2025. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 416 of CapGrow’s properties, which represents approximately 32% of the Company’s rental income for the three months ended March 31, 2025, and 29% of the Company’s total assets as of March 31, 2025. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk.

Sevita’s audited financial statements for its fiscal years ended September 30, 2024 and 2023 are available at Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2024. We rely on certain third parties (including Sevita)

to provide us with accurate financial statements and other financial information necessary for our financial reporting and compliance obligations. We did not independently verify the financial information provided to us by Sevita. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide required accurate financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through March 2025. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of March 31, 2025 (in thousands):

			March 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$35,128	$35,128	$35,128
CMBS - floating	1M SOFR + 2.941%	January 2030	8,000	7,980	8,000
			$43,128	$43,108	$43,128
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of March 31, 2025.
(2) Interest accrues monthly with a current pay rate of 7.00% and a deferred interest rate of 5.25% through March 2030, after which the current pay rate increases to 12.00% and the deferred interest rate remains at 5.25% until the preferred units are fully redeemed, including accrued interest.
(3) The Company’s preferred equity investment does not contain a stated maturity date. The Company has the right to cause the issuer to market and sell assets sufficient to redeem all remaining preferred units, including accrued interest, beginning in March 2031.
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended March 31, 2025 and three months ended March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	2025 vs. 2024
Revenues
Rental revenue	$11,817	$10,951	$866
Other revenue	399	284	115
Total revenues	12,216	11,235	981

Expenses
Property operating expenses	1,107	982	125

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	2025 vs. 2024
Management fees	433	302	131
Performance participation allocation	—	285	(285)
General and administrative	2,485	2,123	362
Depreciation and amortization	5,161	6,562	(1,401)
Total expenses	9,186	10,254	(1,068)

Operating income	3,030	981	2,049

Other income (expense):
Interest expense, net	(3,021)	(3,038)	17
Impairment of investments in real estate	(753)	(442)	(311)
Income from investments in real estate debt, net	816	—	816
Income (loss) from an unconsolidated entity	30	(8)	38
Unrealized gain (loss) on derivative instruments	(381)	199	(580)
Gain on sale of real estate	18	—	18
Total other income (expense)	(3,291)	(3,289)	(2)
Net income (loss)	$(261)	$(2,308)	$2,047
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	3	(6)
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(1)	13
Net loss attributable to SDREIT stockholders	$(259)	$(2,301)
Net loss per common share - basic and diluted	$(0.01)	$(0.10)
Weighted-average common shares outstanding - basic and diluted	31,744,954	22,315,432

Rental Revenue

Rental revenue from property operations increased by $0.9 million, from $11.0 million during the three months ended March 31, 2024 to $11.8 million during the three months ended March 31, 2025, which was primarily due to accelerated amortization of below-market lease intangibles as a result of several leases being terminated in the current period. The increase was also driven by additional rental income from CapGrow acquired properties having higher market rents.

Other Revenue

Other revenue increased by $0.1 million from $0.3 million during the three months ended March 31, 2024 to $0.4 million during the three months ended March 31, 2025, which was primarily due to an increase in lease termination income at CapGrow.

Property Operating Expenses

Property operating expenses increased by $0.1 million from $1.0 million during the three months ended March 31, 2024 to $1.1 million during the three months ended March 31, 2025 primarily due to increases in real estate taxes and additional repairs and maintenance expenses at CapGrow.

Management Fees

Management fees increased by $0.1 million from $0.3 million during the three months ended March 31, 2024 to $0.4 million for the three months ended March 31, 2025. The increase was due to the higher net asset value of the Company, which was primarily driven by additional equity raised.

Performance Participation Allocation

During the three months ended March 31, 2024, we accrued performance participation allocation of $0.3 million. There was no such performance participation allocation during the three months ended March 31, 2025 as a result of the performance metrics that would result in such participation allocation not being met as of March 31, 2025.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million from $2.1 million during the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025, which was primarily due to CapGrow’s increases in (i) payroll, partly due to increased headcount, and (ii) professional fees. In addition, there was an increase in transaction costs related to the acquisition of the preferred equity in a private real estate company which we have elected to account for under the fair value option.

Depreciation and Amortization

Depreciation and amortization decreased by $1.4 million from $6.6 million during the three months ended March 31, 2024 to $5.2 million for the three months ended March 31, 2025 due primarily to the in-place lease intangibles we acquired as part of the acquisition of University Courtyard being fully amortized in June 2024. This was partially offset by a slight increase in amortization expense at CapGrow.

Impairment of Investments in Real Estate
Impairment of investments in real estate increased $0.3 million from $0.4 million during the three months ended March 31, 2024 to $0.8 million for the three months ended March 31, 2025. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from investments in real estate debt, net

During the three months ended March 31, 2025, we recognized income from our investment in real estate debt of $0.8 million due to the acquisitions of the CMBS in December 2024 and the preferred equity in a private real estate company in March 2025.

Income (loss) from an unconsolidated entity

Income (loss) from an unconsolidated entity for the three months ended March 31, 2025 and March 31, 2024 relates to the Company’s share of income or loss generated by its unconsolidated joint venture investments.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain (loss) on derivative instruments for the three months ended March 31, 2025 and March 31, 2024 pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate for the three months ended March 31, 2025 pertained to one property sold at a gain.

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

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation paid in shares or Operating Partnership units, even if repurchased by us, (viii) amortization of restricted stock awards, (ix) non-cash interest expense on affiliate line of credit paid in shares or Operating Partnership units, even if subsequently repurchased by us, (x) organizational costs, (xi) amortization of deferred financing costs, (xii) transaction fees, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities.

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

The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the three months ended March 31, 2025 and three months ended March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss) attributable to SDREIT shareholders	$(259)	$(2,301)
Adjustments to arrive at FFO:
Depreciation and amortization	5,161	6,562
Gain on sale of real estate	(18)	—
Impairment on investments in real estate	753	442
Amount attributable to non-controlling interests in the consolidated subsidiaries for above adjustments	(441)	(712)
Unconsolidated entities depreciation and noncontrolling interests adjustments	3	3
FFO attributable to SDREIT shareholders	5,199	3,994
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(111)	(159)
Amortization of above- and below-market lease intangibles	(1,856)	(1,266)
Amortization of discount on mortgage and other loans payable	68	70
Amortization of deferred financing fees - property level	81	47
Amortization of restricted stock awards	61	87
Organizational costs and transaction costs	269	112
Origination fees	(350)	—
Non-cash performance participation allocation	—	285
Unrealized (gain) loss from changes in the fair value of financial instruments and investments in real estate debt	366	(199)
Paid-in-kind interest	(128)	—
Amount attributable to non-controlling interests for above adjustments	132	435
AFFO attributable to SDREIT shareholders	$3,731	$3,406
Recurring tenant improvements and other capital expenditures	(3)	—
Management fee	433	302
Stockholder distribution fees paid	(122)	(81)
FAD attributable to SDREIT shareholders	$4,039	$3,627

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F, Class FF, Class E, Class AA, Class A and Class I-S common shares, as well as the partnership interests of the Operating Partnership held by parties other than us, which, in aggregate, was reduced by the noncontrolling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2025 (amounts in thousands, except per share/unit data):

Components of NAV	March 31, 2025
Investments in real estate (including goodwill)	$573,378
Investment in an unconsolidated entity	2,003
Investments in real estate debt	43,128
Cash and cash equivalents	18,032
Restricted cash	25,065
Receivables	848
Other assets	3,507
Mortgages and other loans payable, net	(260,967)
Accounts payable and other liabilities	(28,818)
Management fee payable	(287)
Due to related parties	(87)
Noncontrolling interests in the consolidated subsidiaries	(26,674)
Net Asset Value	$349,128
Number of outstanding shares/units	33,137,797
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$207,502	$64,552	$21,209	$37,589	$16,105	$498	$1,673	$349,128
Number of outstanding shares/ units	19,607,042	6,191,298	1,982,592	3,593,393	1,558,735	48,381	156,356	33,137,797
NAV Per Share/Unit	$10.5831	$10.4263	$10.6977	$10.4604	$10.3321	$10.2905	$10.6977	$10.5356
The following table details the discount rate and the weighted-average capitalization rate by property type (excluding the commercial properties as the March 31, 2025, of which the valuation is based on the March purchase price), which are the key assumptions from the valuations as of March 31, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.1%	7.0%
Student Housing	8.5%	6.5%

These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at March 31, 2025:

Input	Hypothetical Change	Residential (Business)	Student Housing
Discount Rate	0.25% decrease	1.2%	1.1%
Discount Rate	0.25% increase	(1.2)%	(1.1)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.4%	4.4%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(3.9)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of March 31, 2025:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate debt (weighted average)	4.51%	6.21%
Variable rate debt (weighted average)	SOFR + 3.04%	SOFR + 2.85%

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our March 31, 2025 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.5%	0.4%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.5)%	(0.4)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheet to our NAV as of March 31, 2025 (amounts in thousands):

March 31, 2025
Shareholders’ equity	$278,258
Redeemable non-controlling interest in SDREIT Operating Partnership	1,673
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$279,931
Adjustments:
Accrued organizational and offering costs	2,748
Accumulated depreciation and amortization under GAAP	33,616
Straight line rent receivable	(1,542)
Unrealized net real estate appreciation	34,360
Unvested dividends reinvestment	15
NAV	$349,128
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

•Our investments in real estate are presented at their depreciated cost basis in our GAAP condensed consolidated financial statements. Additionally, our mortgage loans and revolving credit facility (collectively, our “Debt”) are presented at their amortized cost basis in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.

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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0617 per share for the month ended March 31, 2025. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share class from inception through record date March 31, 2025:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2023	$0.6143	$0.4832	$0.0633	$—	$—	$—
January 31, 2024	0.0627	0.0582	0.0627	—	—	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588	—	—
March 31, 2024	0.0629	0.0584	0.0629	0.0584	—	—
April 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
May 31, 2024	0.0628	0.0583	0.0628	0.0583	—	—
June 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
July 31, 2024	0.0624	0.0579	0.0624	0.0579	—	—
August 30, 2024	0.0640	0.0594	0.0640	0.0594	0.0640	—
September 30, 2024	0.0637	0.0593	0.0637	0.0593	0.0637	—
October 31, 2024	0.0633	0.0587	0.0633	0.0587	0.0633	—
November 30, 2024	0.0635	0.0591	0.0635	0.0591	0.0635	—
December 31, 2024	0.0624	0.0579	0.0624	0.0579	0.0624	—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0573	0.0617	0.0572	0.0617	0.0617
Total	$1.5562	$1.3587	$1.0052	$0.8171	$0.5026	$0.1237
The following tables detail our distributions declared for the three months ended March 31, 2025 (amounts in thousands):

	Amount	Percentage
Distributions
Payable in cash	$4,569	79%
Reinvested in shares	1,196	21%
Total distributions	$5,765	100%

Sources of Distributions
Cash flows from operating activities	$5,584	97%
DRIP(1)	181	3%
Total Sources of distribution	$5,765	100%

Cash flows from operating activities	$5,187
Funds from operations(2)	$5,199
Adjusted funds from operations(2)	$3,731
___________________________________________________
(1) Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution repurchase plan (“DRIP”).
(2)See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for a description of Funds from Operations and Adjusted Funds from Operations, for reconciliations of these amounts to GAAP net loss attributable to SDREIT shareholders and for considerations on how to review these metrics.

Subsequent to March 31, 2025, we declared $1.7 million of distributions in cash and approximately $0.4 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $18.0 million of immediate liquidity as of March 31, 2025, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of March 31, 2025, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of March 31, 2025 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.42%	April 2031	N/A	$222,863
Revolving credit facility(3)	6.82%	February 2027	$50,000	21,639
Financing obligations(4)				23,199
Discount and deferred financing costs, net				(3,482)
Total indebtedness				$264,219
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from April 2025 through January 2039. There were no extension options for any of our loans. Notes with a total principal balance of less than $0.1 million that matured in April 2025 were paid off subsequent to March 31, 2025.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the three months ended March 31, 2025 was 6.82% .
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

In March 2023, we commenced the offering of our shares through a continuous private placement offering pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our

Class A, Class AA, Class D, Class F (issuer direct sales to institutional investors), Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Class F and Class FF shares were available for issuance through a third-party distribution partner through January 1, 2024, and existing investors in such classes had the ability to invest in such classes in an amount up to such investor’s initial investment in such class until January 1, 2025. Class E shares are only expected to be held by Sculptor, its personnel, and affiliates.

As of March 31, 2025, we have received net proceeds of $202.0 million, including proceeds from our distribution reinvestment plan, from issuing an aggregate of 5,614,670 Class F common shares, 6,387,243 Class FF common shares, 3,593,393 Class AA common shares, 1,558,735 Class A common shares, 48,381 Class I-S common shares and 1,674,352 Class E common shares in the private offering. This is in addition to the $150.2 million raised from the sale of 15,022,754 Class F common shares (including reinvestment of distributions) in private transactions that preceded this offering. Additionally, we issued an aggregate $2.6 million, or 308,240 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

As of March 31, 2025, we have repurchased Class F common shares and Class FF common shares of 1,030,382 and 195,945, respectively, totaling $13.1 million.

Cash Flows
Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Difference
Cash flows provided by operating activities	$5,187	4,576	$611
Cash flows used in investing activities	(48,641)	(4,200)	(44,441)
Cash flows provided by financing activities	31,711	5,608	26,103
Net change in cash and cash equivalents and restricted cash	$(11,743)	$5,984	$(17,727)
Cash flows provided by operating activities increased by approximately $0.6 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to improved operating results and timing of settlement of certain payables and receivables.

Cash flows used in investing activities increased by approximately $44.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the acquisition of the preferred equity interests in a private real estate company and two parking garages in March 2025.

Cash flows provided by financing activities increased by approximately $26.1 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to more proceeds from stock issuances, partially offset by the repurchases of our common stock, higher debt repayments and increased distributions to stockholders.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2025 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$263,645	$3,100	$42,078	$37,149	$181,318
Organization and offering costs(2)	2,748	550	1,650	548	—
Total	$266,393	$3,650	$43,728	$37,697	$181,318
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Amount owed to our Adviser as of March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 for the Company. Our exposures to market risk have not changed materially since December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended March 31, 2025, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11, “Related Party Transactions,” to our condensed consolidated financial statements, the Advisor may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the three months ended March 31, 2025, the Adviser elected to receive its management fees in Class E shares and we issued 37,209 unregistered Class E shares to the Adviser in satisfaction of the management fees totaling $0.4 million for the period from November 2024 through January 2025. Since our Adviser elected to receive Class E shares, during the three months ended March 31, 2025, we also issued 3,592 unregistered Class E shares to the Adviser as part of the distribution reinvestment program.

During the three months ended March 31, 2025, the Company issued 995,502 shares of Class AA common stock, 1,427,900 shares of Class A common stock, 48,097 shares of Class I-S common stock and 1,674,352 shares of Class E common stock for aggregate net proceeds of approximately $44.0 million. During the three months ended March 31, 2025, the Company issued 391 shares of Class F common stock, 66,741 shares of Class FF common stock, 31,539 shares of Class AA common stock, 2,300 shares of Class A common stock, 284 shares of Class I-S common stock and 1,235 shares of Class E common stock, exclusive of shares issued to the Adviser for management fees, for aggregate net proceeds of approximately $1.1 million as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

During the three months ended March 31, 2025, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
January 2025(3)	591,694	$10.67	591,694	—
February 2025	548,558	10.65	548,558	—
March 2025	76,616	10.47	76,616	—
Total	1,216,868	$10.65	1,216,868	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through our cash flows from operating activities.
(3) In January 2025, we received repurchase requests in excess of the 2% monthly limit. As per the terms of our share repurchase plan, we honored all repurchase requests for January 2025, up to the 2% monthly limitation. As such, approximately 57% of the stockholder’s January repurchase request was satisfied. The remaining unsatisfied repurchase request was fully satisfied in February.

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
101
The following financial information from the Company’s Annual Report on Form 10-Q for the three months ended March 31, 2025 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	May 14, 2025	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(principal executive officer)

Date:	May 14, 2025	By:	/s/ Ellen Conti
Ellen Conti
Chief Financial Officer, Treasurer and Director
(principal financial officer)

Date:	May 14, 2025	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(principal accounting officer)