Form 10-Q
period 2025-06-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2025-08-14
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

As of August 13, 2025, the registrant had the following shares outstanding: 19,607,711 outstanding shares of Class F common stock, 6,281,722 outstanding shares of Class FF common stock, 6,023,523 outstanding shares of Class AA common stock, 1,706,571outstanding shares of Class A common stock, 49,843 outstanding shares of Class I-S common stock and 3,954,718 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Investments in real estate, net	$480,830	$467,812
Investment in an unconsolidated entity	1,758	1,782
Investments in real estate debt	60,562	7,985
Cash and cash equivalents	23,803	36,174
Restricted cash	13,883	18,666
Deferred rent and other receivables	2,727	2,149
Goodwill	34,458	34,458
Lease intangible assets, net	32,682	35,466
Other assets	11,159	4,520
Total assets	$661,862	$609,012

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$215,535	$225,826
Revolving credit facility, net	33,397	18,201
Accounts payable and other liabilities	17,493	20,225
Financing obligation, net	22,959	22,959
Due to related parties	3,551	3,235
Lease intangible liabilities, net	44,470	47,807
Total liabilities	337,405	338,253

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	1,720	1,648

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 19,607,441 and 20,637,033 shares issued and outstanding, respectively	196	206
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,241,936 and 6,311,042 shares issued and outstanding, respectively	62	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 3,921,217 and 266,204 shares issued and outstanding, respectively	39	3
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 4,645,736 and 2,566,352 shares issued and outstanding, respectively	47	26
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized; 1,704,696 and 128,535 shares issued and outstanding, respectively	17	1
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized; 49,253 and no shares issued and outstanding, respectively	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	361,178	295,294
Accumulated deficit and cumulative distributions	(56,629)	(43,792)
Total stockholders’ and members’ equity	304,911	251,801
Non-controlling interests in the consolidated subsidiaries	17,826	17,310
Total equity	322,737	269,111
Total liabilities and equity	$661,862	$609,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$11,401	$10,739	$23,218	$21,690
Other revenue	424	272	823	$556
Total revenues	11,825	11,011	24,041	22,246

Expenses
Property operating expenses	1,247	1,041	2,354	2,023
Management fees	465	318	898	620
Performance participation allocation	623	(285)	623	—
General and administrative	2,343	2,127	4,828	4,250
Depreciation and amortization	4,931	6,344	10,092	12,906
Total expenses	9,609	9,545	18,795	19,799

Operating income	2,216	1,466	5,246	2,447

Other income (expense):
Interest expense, net	(3,229)	(3,013)	(6,250)	(6,051)
Impairment of investments in real estate	(1,160)	(580)	(1,913)	(1,022)
Income from investments in real estate debt, net	1,783	—	2,599	—
Income (loss) from an unconsolidated entity	29	18	59	10
Unrealized gain (loss) on derivative instruments	(275)	(61)	(656)	138
Gain on sale of real estate	218	34	236	34
Total other income (expense)	(2,634)	(3,602)	(5,925)	(6,891)
Net income (loss)	(418)	(2,136)	(679)	(4,444)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	26	67	29	61
Net loss (income) attributable to non-controlling interest in the Operating Partnership	(4)	16	(5)	29
Net loss attributable to SDREIT stockholders	$(396)	$(2,053)	$(655)	$(4,354)
Net loss per common share - basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.19)
Weighted-average common shares outstanding - basic and diluted	35,373,992	23,225,630	33,569,498	22,770,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at March 31, 2025	$196	$62	$20	$36	$16	$1	$327,714	$(49,786)	$278,259	$18,298	$296,557
Common stock issued	—	—	19	10	1	—	32,900	—	32,930	—	32,930
Distribution reinvestment	—	—	—	1	—		1,258	—	1,259	—	1,259
Repurchase of common stock	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Offering costs	—	—	—	—	—	—	(293)	—	(293)	—	(293)
Amortization of compensation awards, net	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Distributions declared on common stock	—	—	—	—	—	—	—	(6,447)	(6,447)	—	(6,447)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(463)	(463)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	—	—	—	—	—	—	—	(396)	(396)	(26)	(422)
Balance at June 30, 2025	$196	$62	$39	$47	$17	$1	$361,178	$(56,629)	$304,911	$17,826	$322,737

	Three Months Ended June 30, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at March 31, 2024	$161	$61	$1	$2	$—	$—	$225,843	$(26,900)	$199,168	$46,489	245,657
Common stock issued	—	—	—	9	—	—	9,555	—	9,564	—	9,564
Distribution reinvestment	—	1	—	—	—	—	807	—	808	—	808
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(108)	—	(108)	—	(108)
Amortization of compensation awards, net	1	—	—	—	—	—	3	—	4	—	4
Distributions declared on common stock	—	—	—	—	—	—	—	(4,294)	(4,294)	—	(4,294)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	174	174
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,048)	(1,048)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(38)	—	(38)	—	(38)
Net income (loss)	—	—	—	—	—	—	—	(2,053)	(2,053)	(67)	(2,120)
Balance at June 30, 2024	$161	$62	$2	$11	$—	$—	$236,062	$(33,247)	$203,051	$45,548	$248,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	269,111
Common stock issued	—	—	36	20	16	1	77,298	—	77,371	—	77,371
Distribution reinvestment	—	1	—	1	—	—	2,378	—	2,380	—	2,380
Repurchase of common stock	(10)	(2)	—	—	—	—	(13,115)	—	(13,127)	—	(13,127)
Offering costs	—	—	—	—	—	—	(485)	—	(485)	—	(485)
Amortization of compensation awards, net	—	—	—	—	—	—	(125)	—	(125)	—	(125)
Distributions declared on common stock	—	—	—	—	—	—	—	(12,182)	(12,182)	—	(12,182)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,312	1,312
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(767)	(767)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(67)	—	(67)	—	(67)
Net income (loss)	—	—	—	—	—	—		(655)	(655)	(29)	(684)
Balance at June 30, 2025	$196	$62	$39	$47	$17	$1	$361,178	$(56,629)	$304,911	$17,826	$322,737

	Six Months Ended June 30, 2024
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2023	$161	$59	$1	$—	$—	$—	$221,253	$(20,457)	$201,017	$46,886	247,903
Common stock issued	—	1	—	11	—	—	13,463	—	13,475	—	13,475
Distribution reinvestment	—	2	—	—	—	—	1,516	—	1,518	—	1,518
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(187)	—	(187)	—	(187)
Amortization of compensation awards, net	1	—	—	—	—	—	90	—	91	—	91
Distributions declared on common stock	—	—	—	—	—	—	—	(8,436)	(8,436)	—	(8,436)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	686	686
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,963)	(1,963)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income (loss)	—	—	—	—	—	—		(4,354)	(4,354)	(61)	(4,415)
Balance at June 30, 2024	$161	$62	$2	$11	$—	$—	$236,062	$(33,247)	$203,051	$45,548	$248,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(679)	$(4,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	898	620
Depreciation and amortization	10,092	12,906
Amortization of discounts and deferred financing costs	285	263
Impairment of investments in real estate	1,913	1,022
(Gain) loss on sale of real estate	(236)	(34)
Straight-line rent adjustment	(211)	(285)
Amortization of above- and below-market leases	(3,007)	(2,300)
Amortization of share-based compensation	122	91
Unrealized (gain) loss on investments in real estate debt	18	—
Unrealized (gain) loss on interest rate cap	656	(138)
(Income) loss from an unconsolidated entity	(59)	(10)
Paid-in-kind interest	(596)	—
Other reconciling items	39	45
Changes in operating assets and liabilities:
Deferred rent and other receivables	(406)	(297)
Other assets	(305)	426
Accounts payable and other liabilities	1,121	1,464
Due to related parties	600	(204)
Net cash provided by operating activities	10,245	9,125
Cash Flows From Investing Activities:
Acquisition of real estate	(33,793)	(3,562)
Additions to real estate	(386)	(1,388)
Deposit on real estate acquisition, net of refunds	(143)	48
Proceeds from sale of real estate	5,000	3,115
Investments in real estate debt	(52,000)	—
Investment in an unconsolidated entity	—	(1,935)
Distributions in excess of cumulative earnings from an unconsolidated entity	83	48
Net cash used in investing activities	(81,239)	(3,674)
Cash Flows from Financing Activities:
Repayments of mortgages and other loans payable	(10,425)	(2,070)
Proceeds from revolving credit facility	15,312	1,954
Payment of deferred financing costs	(266)	(252)
Payment of offering costs	(478)	(249)
Due to related parties	(344)	(72)

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Subscriptions received in advance	(4,224)	2,575
Issuance of common stock	76,286	12,873
Repurchase of common stock	(13,127)	—
Distribution to shareholders	(9,439)	(6,882)
Contribution by noncontrolling interests in the consolidated subsidiaries	1,312	686
Distribution to noncontrolling interests in the consolidated subsidiary	(767)	(1,963)
Net cash provided by (used in) financing activities	53,840	6,600
Net change in cash and cash equivalents and restricted cash	(17,154)	12,051
Cash and cash equivalents and restricted cash at beginning of period	54,840	23,102
Cash and cash equivalents and restricted cash at end of period	$37,686	$35,153

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$23,803	$26,374
Restricted cash	13,883	8,779
Total cash and cash equivalents and restricted cash	$37,686	$35,153
Supplemental Information:
Interest paid	$5,880	$5,690
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$2,210	$1,454
Distribution reinvestment	$2,380	$1,516
Contributions by noncontrolling interests in the Operating Partnership	$58	$1,566
Distributions to noncontrolling interests in the Operating Partnership	$58	$10
Transfer to assets held for sale	$7,801	$1,385
Management fee paid in shares	$837	$605
Performance allocation paid in Operating Partnership units	$—	$1,566
Accrued distribution fee	$7	$61
Adjustment to carrying value of redeemable common stock	$67	$73
Vested shares issued to board of directors	$248	$—

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

As of June 30, 2025, the Company owned a portfolio of 1,122 single-family rental homes, one student housing property, two commercial real estate properties, three investments in real estate debt, and one investment in an unconsolidated real estate venture.

The Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 93.20% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV”), and together with CapGrow Member (“CapGrow”), owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

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

On March 18, 2025, the Company, together with a third-party joint venture partner (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages. The Company owns a 85.10% controlling interest in the Parking JV.

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of June 30, 2025, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 65 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada and (iii) investments in CMBS.

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

As of June 30, 2025, the total assets and liabilities of the Company's consolidated VIEs were $654.0 million and $329.6 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 30 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $3.9 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation amounted to $7.6 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of an investment in preferred equity of a real estate company, a junior mortgage loan collateralized by a casino and hotel property and investments in CMBS. The Company has elected the fair value option (“FVO”) for both the preferred equity investment and the junior mortgage loan, and records these investments at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the Company’s condensed consolidated statements of operations. For investments in which the Company has elected the FVO, the Company records any related upfront costs and fees in earnings as incurred.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Interest income from the Company’s investment in real estate debt is recognized based on the stated terms of each investment and is included in income from investment in real estate debt, net on the condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of June 30, 2025 and December 31, 2024, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2025 and December 31, 2024, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there has not been any goodwill impairment.

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

The fourth reportable segment, Investments in Real Estate Debt, includes the Company’s investment in the preferred equity of a real estate company, a junior mortgage loan collateralized by a casino and hotel property and CMBS. Decisions regarding the allocation of resources are made at the investment level.

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

The Company may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. The TRSs are subject to taxation at the federal, state and local levels, as applicable. The Company accounts for applicable income taxes by utilizing the asset and liability method. As such, the Company records deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. As of June 30, 2025 and December 31, 2024, there were no significant deferred tax assets or liabilities.

During the three and six months ended June 30, 2025 and 2024, the Company recorded a net income tax expense of less than $0.1 million, which is included in the general and administrative expenses in the condensed consolidated statements of operations.

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

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consists of (in thousands):

	June 30, 2025	December 31, 2024
Land and land improvements	$79,269	$77,098
Building and improvements	433,132	415,498
Furniture, fixtures and equipment	1,698	1,612
Total real estate properties, at cost	514,099	494,208
Less: accumulated depreciation	(33,269)	(26,396)
Investments in real estate, net	$480,830	$467,812

Asset Acquisitions

During the three months ended June 30, 2025 and 2024, the Company, through CapGrow, acquired 44 and three vacant homes, at an aggregate purchase price of approximately $19.1 million and $1.2 million, respectively.

During the six months ended June 30, 2025 and 2024, the Company, through CapGrow acquired 63 and 10 vacant homes, at an aggregate purchase price of approximately $25.2 million and $3.5 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. Concurrent with the closing of the acquisition, the two parking garages entered into lease agreements with a national parking operator. As of June 30, 2025, the Company owned an 85.10% indirect controlling interest in the Parking JV.

Asset Dispositions

During the three months ended June 30, 2025 and 2024, the Company sold 11 and five homes for aggregate net proceeds of $3.8 million and $2.0 million, respectively. During the three months ended June 30, 2025, the Company recognized impairment loss of $0.5 million and gain on sale of $0.2 million on these assets sold. During the three months ended June 30, 2024, the Company recognized impairment loss of $0.2 million and gain on sale of $34.0 thousand on these assets sold.

During the six months ended June 30, 2025 and 2024, the Company sold 16 and ten homes for aggregate net proceeds of $5.0 million and $3.1 million, respectively. During the six months ended June 30, 2025, the Company recognized impairment loss of $0.6 million and gain on sale of $0.2 million on these assets sold. During the six months ended June 30, 2024, the Company recognized impairment loss of $0.4 million and gain on sale of $34.0 thousand on these assets sold.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

Properties Held-for-Sale

As of June 30, 2025 and December 31, 2024, the Company classified 26 properties and two properties, respectively, as held for sale. As of June 30, 2025 and December 31, 2024, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $7.7 million and $0.9 million, respectively. As of June 30, 2025 and December 31, 2024, liabilities held for sale, which are included in accounts payable and other liabilities in the condensed consolidated balance sheets, amounted to $0.7 million and $0.7 million, respectively.

Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. As of June 30, 2025 and December 31, 2024, the Company, through CapGrow, had nine and 16 impaired held for use properties, respectively.

The details of impairment losses for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Impairment loss - assets sold	$457	$204	$595	$398
Impairment loss - held for sale(1)	575	69	811	180
Impairment loss - held for use(1)	128	307	507	444
	$1,160	$580	$1,913	$1,022
___________________________________________
(1) Amount is net of impairment loss reclassified to Impairment loss - assets sold during the period.

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through its wholly owned subsidiary (“Neptune Owner”), closed on the acquisition of the Neptune Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.66% in the Neptune Portfolio as of June 30, 2025. Our maximum loss is limited to the amount of our equity investment in this VIE. As of June 30, 2025 and December 31, 2024, the Company’s investment in unconsolidated entity was $1.8 million and $1.8 million, respectively. During the three months ended June 30, 2025 and 2024, as well as the six months ended June 30, 2025 and 2024, the income from unconsolidated entity, which was included in income from an unconsolidated entity on the condensed consolidated statements of operations, was less than $0.1 million.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			June 30, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$35,596	$35,596	$35,596
Junior mortgage loan	SOFR + 7.50%(4)	May 5, 2030	17,000	17,000	17,000
CMBS - floating	1M SOFR + 2.941%	January 2030	8,000	7,980	7,966
			$60,596	$60,576	$60,562

			December 31, 2024
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
CMBS - floating	1M SOFR + 2.941%	January 2030	$8,000	$7,980	$7,985
			$8,000	$7,980	$7,985
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of June 30, 2025.
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
(4) Interest accrues monthly at a rate of SOFR+ 7.50% with a SOFR floor of 3.00%.

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 65 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

On May 5, 2025, the Company closed on a $17.0 million junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada. The loan accrues interest monthly at a rate of SOFR + 7.50% with a SOFR floor of 3.00%. The interest rate may increase by 0.50% if the borrower fails to comply with certain provisions under the first lien credit facility. The loan matures on May 5, 2030, unless repaid earlier, and is secured by a second-priority lien on substantially all assets of the borrower and guarantors, subordinated to the first lien facility.

The following table details the Company’s income (loss) from investments in real estate debt (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest income	$1,561	$2,012
Unrealized (loss) gain	(33)	(18)
Other(1)	255	605
Total	$1,783	$2,599
_______________________________________
(1) Represents origination fees received concurrent with the origination of the preferred equity investment. As a result of the election of the FVO, these fees were recognized at origination.

We did not own any real estate debt for the three and six months ended June 30, 2024.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
6.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of June 30, 2025 and December 31, 2024 are as follows.

	June 30, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,110	$(1,593)	$1,517
In-place lease intangibles	8,178	(2,164)	6,014
Leasing commissions	31,587	(6,436)	25,151
Total intangible assets	$42,875	$(10,193)	$32,682

Intangible liabilities, net:
Below-market lease intangibles	$(55,185)	$10,715	$(44,470)

	December 31, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,126	$(1,288)	$1,838
In-place lease intangibles	8,370	(1,782)	6,588
Leasing commissions	32,290	(5,250)	27,040
Total intangible assets	$43,786	$(8,320)	$35,466

Intangible liabilities, net:
Below-market lease intangibles	$(56,572)	$8,765	$(47,807)

For the three months ended June 30, 2025 and 2024, the Company recognized $1.2 million and $1.0 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.3 million and $0.1 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets and sold assets sold. Additionally, during the three months ended June 30, 2025 and 2024, the Company recorded $1.1 million and $2.8 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.2 million and $0.1 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets and assets sold.

For the six months ended June 30, 2025 and 2024, the Company recognized $3.0 million and $2.3 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $1.4 million and $0.4 million, respectively, of accumulated amortization related to fully depreciated assets, held for sale assets and sold assets. Additionally, during the six months ended June 30, 2025 and 2024, the Company recorded $2.5 million and $5.7 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.9 million and $0.3 million of accumulated amortization related to fully amortized assets, held for sale assets and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed statements of operations.

As of June 30, 2025, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.7 years, 10.8 years, 12.0 years and 12.6 years, respectively. As of June 30,

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
2025, the estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2025 (six months)	$318	$426	$1,289	$(2,135)
2026	511	752	2,474	(4,161)
2027	343	654	2,356	(4,004)
2028	94	543	2,195	(3,841)
2029	86	534	2,177	(3,803)
Thereafter	165	3,105	14,660	(26,526)
	$1,517	$6,014	$25,151	$(44,470)

7.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements”, for additional information on the interest rate cap included in Derivative assets below.

	June 30, 2025	December 31, 2024
Assets held for sale	$7,719	859
Derivative assets	1,613	2,269
Deferred costs	590	410
Right of use asset - operating lease	199	234
Pre-acquisition costs	174	31
Prepaid insurance	146	418
Prepaid ground rent	95	95
Other	623	204
Total	$11,159	$4,520

8.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$3,519	$1,729
Tenant security deposits	2,435	2,426
Distribution payable	2,210	1,846
Subscriptions received in advance	7,838	12,061
Property taxes payable	463	899
Liabilities related to assets held for sale	713	713
Lease liability - operating lease	205	239
Deferred income	110	312
Total	$17,493	$20,225

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
(in thousands, except share and per share data)
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	June 30, 2025	December 31, 2024	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$5,272	$5,330	7.50%	October 2026
Mortgage note payable(2)	8,017	8,942	5.19%	June 2027
Mortgage note payable(2)	8,592	8,726	3.75%	April 2028
Mortgage note payable(2)	6,257	7,445	5.59%	April 2028
Mortgage note payable(2)	17,592	18,111	4.28%	November 2029
Mortgage note payable(3)	46,206	48,172	3.59%	September 2030
Mortgage note payable(4)	34,903	37,901	3.85%	January 2031
Mortgage note payable(2)	1,941	1,969	4.35%	February 2031
Mortgage note payable(5)	23,267	24,982	4.01%	January 2032
Mortgage note payable(2)	13,721	13,907	4.00%	March 2032
Mortgage note payable(6)	31,652	32,241	6.60%	September 2033
Mortgage note payable (7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(2)	710	729	5.63% to 6.38%	February 2037 through January 2039
Notes payable(8)	219	318	7.00%	October 2025 through January 2026
Total	219,229	229,653
Discounts and deferred financing costs, net	(2,981)	(3,114)
Total mortgages and other loans payable, net	$216,248	$226,539
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at June 30, 2025 and December 31, 2024, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other things, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
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
(8) These loans, which are owed to private parties, bear interest rates of 7%. Monthly principal and interest payments are due through maturity date beginning October 2025 through January 2026.

Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million and allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
initially extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to Term SOFR plus 3.50% per annum. As of June 30, 2025 and December 31, 2024, the interest rate was 7.95% and 7.99%, respectively. As of June 30, 2025 and December 31, 2024, the Credit Facility had an outstanding principal balance of $33.5 million and $18.2 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s condensed consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of June 30, 2025 and December 31, 2024, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, and net worth, and a minimum of two years of remaining lease term on all of the CapGrow Portfolio, among others. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.

Contractual Maturities

The scheduled principal maturities for each of the next five years and thereafter of the Company’s mortgages and other loans payable and Credit Facility as of June 30, 2025 were as follows (amounts in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2025 (six months)	$2,065	$—	$1	$2,066
December 31, 2026	9,168	—	3	9,171
December 31, 2027	11,045	33,545	5	44,595
December 31, 2028	17,258	—	7	17,265
December 31, 2029	19,788	—	8	19,796
Thereafter	159,905	—	19,118	179,023
	$219,229	$33,545	$19,142	$271,916

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Authorized Capital Stock

As of June 30, 2025, the Company’s authorized capital stock was as follows:

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
	2,400,000,000

Common Stock

The following table details the changes in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
March 31, 2025	19,607,042	6,191,298	1,982,592	3,593,393	1,558,735	48,381	32,981,441
Common stock issued	—	—	1,933,046	1,010,425	143,189	—	3,086,660
Distribution reinvestment	399	66,957	5,579	41,918	2,772	872	118,497
Shares repurchased	—	(16,319)	—	—	—	—	(16,319)
June 30, 2025	19,607,441	6,241,936	3,921,217	4,645,736	1,704,696	49,253	36,170,279

	Six Months Ended June 30, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2024	20,637,033	6,311,042	266,204	2,566,352	128,535	—	29,909,166
Common stock issued	—	—	3,644,607	2,005,927	1,571,089	48,097	7,269,720
Distribution reinvestment	790	133,698	10,406	73,457	5,072	1,156	224,579
Shares repurchased	(1,030,382)	(202,804)	—	—	—	—	(1,233,186)
June 30, 2025	19,607,441	6,241,936	3,921,217	4,645,736	1,704,696	49,253	36,170,279

Holders of Class F shares purchased before January 1, 2023, totaling 15,019,800 shares, are prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment, or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares.

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. During the three and six months ended June 30, 2025 , the Company repurchased 16,319 and 1,233,186 shares for $0.2 million and $13.1 million, respectively. There were no shares repurchased during the six months ended June 30, 2024.

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

	Three Months Ended June 30, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.1854	$0.1854	$0.1854	$0.1854	$0.1854	$0.1854
Distribution fee per share of common stock	—	(0.0131)	—	(0.0131)	—	—
Net distributions declared per share of common stock	$0.1854	$0.1723	$0.1854	$0.1723	$0.1854	$0.1854

	Six Months Ended June 30, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.3711	$0.3711	$0.3711	$0.3711	$0.3711	$0.3091
Distribution fee per share of common stock	—	(0.0260)	—	(0.0261)	—	—
Net distributions declared per share of common stock	$0.3711	$0.3451	$0.3711	$0.3450	$0.3711	$0.3091

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

In March 2023, the Company granted approximately $0.6 million or approximately 62,411 Class F restricted shares of common stock which represented the Initial Grant, Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of stock. These restricted stock grants along with the additional restricted shares earned under the DRIP vested between February 2024 and April 2024. Upon the Board’s approval, all Class F Shares previously granted were exchanged for Class E Shares of common stock. In June 2024, the Company granted approximately $0.2 million or approximately 22,792 Class E restricted shares which represented the Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of common stock. These restricted stock grants along with the additional restricted shares earned under the DRIP were vested in June 2025. In June 2025, the Company granted approximately $0.2 million, or approximately 18,927 Class E restricted shares, which represented the Equity Retainer and a portion of the Cash Retainer that the independent directors have elected to receive in restricted shares of common stock. These restricted stock grants along with the additional restricted shares earned under the DRIP will vest in June 2026.

As of June 30, 2025, 395,870 shares of common stock remain available for issuance under the Compensation Plan. For both the three months ended June 30, 2025 and 2024, total share-based compensation recognized was less than $0.1 million. For the six months ended June 30, 2025 and 2024, total share-based compensation recognized was both $0.1 million. The Company adopted the policy of accounting for forfeitures as they occur. As of June 30, 2025, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Below are the details of the non-controlling interest in the Operating Partnership:

	Six Months Ended June 30,
	2025	2024
Balance at the beginning of the year	$1,648	$2
Issuance of Class E units	58	1,611
Distributions	(58)	(55)
GAAP income allocation	5	(29)
Adjustment to carrying value of redeemable equity instrument	67	73
Ending balance	$1,720	$1,602

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

11.RELATED PARTY TRANSACTIONS

Due from Related Parties

Since our initial investment, CapGrow has overseen the day-to-day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of June 30, 2025 and December 31, 2024, there were no reimbursement of expenses due from the Neptune JV.
Due to Related Parties

The components of due to related parties of the Company are as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued management fee	$315	255
Accrued performance participation allocation	623	—
Due to adviser	1	21
Advanced organization and offering costs	2,576	2,920
Due to affiliates	36	39
	$3,551	$3,235

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
During the three months ended June 30, 2025 and 2024, the Company incurred management fees amounting to $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred management fees amounting to $0.9 million and $0.6 million, respectively.

During the six months ended June 30, 2025, the Company issued 78,024 Class E shares as payment for the management fee from November 2024 through April 2025.

As of June 30, 2025 and December 31, 2024, the Company owed management fees amounting to $0.3 million and $0.3 million, respectively.

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

The performance allocations are accrued on a monthly basis and are paid on an annual basis. During the six months ended June 30, 2025, the Company accrued $0.6 million of performance allocation. During the three months ended March 31, 2025, there was no performance allocation accrued.

During the six months ended June 30, 2024, there was no performance allocation accrued. During the three months ended June 30, 2024, the Company reversed the performance allocation amounting to $0.3 million, which was accrued during the three months ended March 31, 2024.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. At both June 30, 2025 and December 31, 2024, the Company owed the Adviser less than $0.1 million for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
factors that they deem sufficient. As of June 30, 2025 and December 31, 2024, the Company owed offering and organization costs of $2.6 million and $2.9 million, respectively.

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

A wholly-owned subsidiary of CapGrow JV has a performance bonus plan that allows its qualified employees to be entitled to a cash bonus at the end of the 5-year performance period ending January 3, 2028. The performance bonus is calculated at 2% of the hypothetical distributions to members of CapGrow JV after CapGrow Member would have received a certain IRR. As the hypothetical distributions are partly based on the fair market value of our investment at the end of the performance period, we determined that as of both June 30, 2025 and December 31, 2024, it is not probable to conclude that a liability will be incurred at January 3, 2028 and no bonus compensation has been accrued.

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

During the three months ended June 30, 2025 and 2024, the total property and asset management fees which were included in property operating expenses in the condensed consolidated statements of operations, were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, the total property and asset management fees amounted to $0.2 million and $0.1 million, respectively.

As of June 30, 2025 and December 31, 2024, the amounts due to affiliates under the property management agreements totaled to less than $0.1 million.

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

As of June 30, 2025 and December 31, 2024, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the condensed consolidated balance sheets.

During the three months ended June 30, 2025 and 2024, the Company recorded an unrealized loss on derivative instrument of $0.3 million and $0.1 million, respectively, which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company recorded an unrealized loss on derivative instrument of $0.7 million and an unrealized gain of $0.1 million, respectively.

The following table summarizes the fair value, notional amount and other information related to this instrument as of June 30, 2025 and December 31, 2024, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	June 30, 2025	December 31, 2024
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$1,613	$2,269
						$1,613	$2,269

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

As of March 31, 2025, the valuation of our investment in preferred equity, which was based on the purchase price, was considered Level 1 within the fair value hierarchy. The valuation of our investment in preferred equity was transferred to Level 3 within the fair value hierarchy as of June 30, 2025. During the three and six months ended June 30, 2025, the Company recorded no unrealized gain or loss related to this investment as the cost approximated the fair value.

The fair value of Level 3 preferred equity is determined primarily using discounted cash flow models and recent transaction pricing, adjusted for market conditions. The models incorporate significant unobservable inputs, including: (i) estimated cash flows and exit scenarios based on expected distributions and redemption rights; (ii) discount rates, reflecting credit risk and liquidity; (iii) estimated timing and probability of exit events; and (iv) subordination features or waterfall priority in capital structures. Because these inputs are based on judgment and assumptions that are not directly observable in the market, changes to these inputs could result in significantly different fair values. For example, increases in the discount rate or a delay in expected exit timing would reduce the fair value. Interrelationships among these assumptions (e.g., higher risk assumptions leading to lower expected exit proceeds) can magnify valuation sensitivity.

As of June 30, 2025, the valuation of the Company’s investment in the junior mortgage loan in May 2025 is based on the purchase price of the investment.

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

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025		December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$219,229	$212,182	229,653	220,631
Revolving credit facility	33,545	33,545	18,233	18,233
Financing obligation, net	23,199	23,200	23,200	23,200
	$275,973	$268,927	$271,086	$262,064

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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through June 2035. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of June 30, 2025, 45 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 500 of the CapGrow Portfolio properties, representing 33% of the Company’s total assets. As of December 31, 2024, 44 subsidiaries of National Mentor

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Holdings, Inc. leased approximately 500 of CapGrow Portfolio properties, representing 36% of the Company’s total assets. These leases accounted for 38% and 42% of the Company’s total rental revenues for the six months ended June 30, 2025 and 2024, respectively. These leases had various expiration dates extending through June 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 430 and 426 of CapGrow’s properties as of June 30, 2025 and December 31, 2024, respectively (representing 29% and 31% of total assets, respectively).

During the three months ended June 30, 2025 and 2024, these properties represented 33% and 35% of the total rental revenues, respectively.

During the six months ended June 30, 2025 and 2024, rental revenue from these guaranteed properties represented 32% and 34% of the total rental revenues, respectively.

For both the three months ended June 30, 2025 and 2024, there were two tenants that each represented more than 5% of total rental income, which collectively represented 46% and 51% of the Company’s rental revenue, respectively.

For both the six months ended June 30, 2025 and 2024, there were two tenants that each represented more than 5% of total rental income, which collectively represented 46% and 51% of the Company’s rental revenue, respectively.

While this represents a significant concentration risk with regard to revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Minnesota, Texas, Ohio, Arizona, and Pennsylvania.

Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of June 30, 2025 expire on or before July 2025 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of June 30, 2025, the future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2025 (six months)	$17,628
December 31, 2026	32,111
December 31, 2027	25,187
December 31, 2028	14,989
December 31, 2029	12,689
Thereafter	18,021
$120,625

The components of lease income from operating leases are as follows (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Fixed lease payments	$11,329	$10,691	23,065	21,603
Variable lease payments	72	48	153	87
Total	$11,401	$10,739	$23,218	$21,690

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
15.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease, which expires in February 2028.

During the three months ended June 30, 2025 and 2024, and six months ended June 30, 2025 and 2024 rent expense, which is included in general and administrative in the condensed consolidated statements of operations, was less than $0.1 million for each period.

The following table reflects the future minimum lease payments as of June 30, 2025 (in thousands):

Year Ending
December 31, 2025 (six months)	$39
December 31, 2026	80
December 31, 2027	82
December 31, 2028	14
December 31, 2029	—
Total minimum lease payments	215
Imputed interest	(10)
Total operating lease liabilities	$205

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

16.SEGMENT REPORTING

The Company operates in four reportable segments as of June 30, 2025: Residential (Business), Student Housing, Commercial Properties, and Investments in Real Estate Debt. Prior to the acquisition of preferred equity interests and the two parking garage properties in March 2025 and the investment in the junior mortgage loan in May 2025, the Company operated in two reportable segments.

The following table details the total assets by segment ($ in thousands):

	June 30, 2025	December 31, 2024
Residential (Business)	$507,532	$494,852
Student Housing	57,007	58,783
Commercial Properties	8,468	—
Investments in Real Estate Debt	60,766	7,985
Other (Corporate)	28,089	47,392
Total assets	$661,862	$609,012

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The following table details the financial results of operations by segment for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,458	$1,645	$298	$—	$—	$11,401
Other revenue	205	219	—	—	—	424
Total revenues	9,663	1,864	298	—	—	11,825
Expenses
Property operating expenses	404	796	47	—	—	1,247
General and administrative	1,041	209	7	—	1,086	2,343
Total expenses	1,445	1,005	54	—	1,086	3,590
Segment net operating income (loss)	$8,218	$859	$244	$—	$(1,086)	$8,235
Income from an unconsolidated joint venture	29	—	—	—	—	29
Income from investments in real estate debt, net	—	—	—	1,783	—	1,783
Gain on sale of real estate	218	—	—	—	—	218
Interest expense, net	(2,993)	(483)	—	—	247	(3,229)
Impairment of investments in real estate	(1,160)	—	—	—	—	(1,160)
GAAP segment income (loss)	$4,312	$376	$244	$1,783	$(839)	$5,876

Other segment income (expense)(1)	(4,223)	(814)	(170)	—	(1,087)	(6,294)
Net income (loss)	89	(438)	74	1,783	(1,926)	(418)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(7)	44	(11)	—	—	26
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(4)	(4)
Net income (loss) attributable to SDREIT stockholders	$82	$(394)	$63	$1,783	$(1,930)	$(396)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2024
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,127	$1,612	$—	$—	$—	$10,739
Other revenue	43	229	—	—	—	272
Total revenues	9,170	1,841	—	—	—	11,011
Expenses
Property operating expenses	239	802	—	—	—	1,041
General and administrative	853	229	—	—	1,045	2,127
Total expenses	1,092	1,031	—	—	1,045	3,168
Segment net operating income (loss)	8,078	810	—	—	(1,045)	7,843
Income from an unconsolidated joint venture	18	—	—	—	—	18
Income from investments in real estate debt, net	—	—	—	—	—	—
Gain (loss) on sale of real estate	34	—	—	—	—	34
Interest expense, net	(2,806)	(476)	—	—	269	(3,013)
Impairment of investments in real estate	(518)	(62)	—	—	—	(580)
GAAP segment income (loss)	$4,806	$272	$—	$—	$(776)	$4,302

Other segment income (expense)(1)	(4,124)	(2,281)	—	—	(33)	(6,438)
Net income (loss)	682	(2,009)	—	—	(809)	(2,136)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(134)	201	—	—	—	67
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	16	16
Net income (loss) attributable to SDREIT stockholders	$548	$(1,808)	$—	$—	$(793)	$(2,053)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees, and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$19,574	$3,304	$340	$—	$—	$23,218
Other revenue	381	442	—	—	—	823
Total revenues	19,955	3,746	340	—	—	24,041
Expenses
Property operating expenses	741	1,562	51	—	—	2,354
General and administrative	2,142	396	21	233	2,036	4,828
Total expenses	2,883	1,958	72	233	2,036	7,182
Segment net operating income (loss)	17,072	1,788	268	(233)	(2,036)	16,859
Income from an unconsolidated joint venture	59	—	—	—	—	59
Income from investments in real estate debt, net	—	—	—	2,599	—	2,599
Gain (loss) on sale of real estate	236	—	—	—	—	236
Interest expense, net	(5,938)	(963)	—	—	651	(6,250)
Impairment of investments in real estate	(1,913)	—	—	—	—	(1,913)
GAAP segment income (loss)	$9,516	$825	$268	$2,366	$(1,385)	$11,590

Other segment income (expense)(1)	(8,823)	(1,730)	(196)	—	(1,520)	(12,269)
Net income (loss)	693	(905)	72	2,366	(2,905)	(679)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(51)	91	(11)	—	—	29
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(5)	(5)
Net income (loss) attributable to SDREIT stockholders	$642	$(814)	$61	$2,366	$(2,910)	$(655)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees, and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2024
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$18,449	$3,241	$—	$—	$—	$21,690
Other revenue	100	456	—	—	—	556
Total revenues	18,549	3,697	—	—	—	22,246
Expenses
Property operating expenses	458	1,565	—	—	—	2,023
General and administrative	1,708	394	—	—	2,148	4,250
Total expenses	2,166	1,959	—	—	2,148	6,273
Segment net operating income (loss)	16,383	1,738	—	—	(2,148)	15,973
Income from an unconsolidated joint venture	10	—	—	—	—	10
Gain (loss) on sale of real estate	34	—	—	—	—	34
Interest expense, net	(5,549)	(953)	—	—	451	(6,051)
Impairment of investments in real estate	(960)	(62)	—	—	—	(1,022)
GAAP segment income (loss)	$9,918	$723	$—	$—	$(1,697)	$8,944

Other segment income (expense)(1)	(8,367)	(4,401)	—	—	(620)	(13,388)
Net income (loss)	1,551	(3,678)	—	—	(2,317)	(4,444)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(307)	368	—	—	—	61
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	29	29
Net income (loss) attributable to SDREIT stockholders	$1,244	$(3,310)	$—	$—	$(2,288)	$(4,354)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees, and performance participation allocation.

17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to June 30, 2025, the Company issued the following shares at aggregate gross proceeds of $14.6 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	29,058	$315
Class AA Shares(2)	1,342,128	14,317
Total	1,371,186	$14,632
_______________________________________
(1) Class E shares were issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $0.2 million for Class AA Shares.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to June 30, 2025:

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
June 30, 2025	June 30, 2025	$0.0621	$0.0578	$0.0621	$0.0578	$0.0621	$0.0621	July 11, 2025
July 31, 2025	July 31, 2025	$0.0620	$0.0575	$0.0620	$0.0575	$0.0620	$0.0620	August 12, 2025

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

As of June 30, 2025, the Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 93.20% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV”, and together with CapGrow Member, “CapGrow”), which owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. In addition, the Company, through a 90.0% owned joint venture (such join venture, the “Denton JV”), owns a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

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

From time to time, the Company acquires, originates, or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of June 30, 2025, investments in real estate debt consists of an investment in preferred equity in a real estate company that owns 65 net-leased veterinary hospitals and clinics (the “Veterinary Real Estate Company”), an investment in a junior mortgage loan collateralized by a casino and hotel property and investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 72% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56% through November 2028. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $33.5 million as of June 30, 2025. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of approximately $0.1 million during the six months ended June 30, 2025. See “Liquidity and Capital Resources — Capital Resources” below. With respect to the Veterinary Real Estate Company, the Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest expenses will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operation and financial condition. The senior loan ahead of our junior mortgage loan collateralized by the casino and hotel property is a variable rate loan. An increase in interest rates may limit the cash flow available to pay our junior mortgage loan.

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

Q2 2025 Highlights

Operating Results
•We declared monthly distributions totaling $6.4 million for the three months ended June 30, 2025. During the three months ended June 30, 2025, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	6.97%	6.59%	6.88%	6.57%	7.14%	7.17%
Year-to-Date Total Return, without upfront selling commissions(2)	3.61%	3.36%	4.36%	3.50%	3.91%	2.89%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	1.54%	1.28%	4.36%	1.42%	1.84%	0.84%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.48%	7.46%	7.42%	5.38%	4.02%	2.89%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	8.60%	6.47%	7.42%	3.89%	1.95%	0.84%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the June distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. Class E shares are not subject to any upfront selling commissions.
(3)	There were no selling commissions charged in respect of the Class F, Class A, Class I-S, and E shares.
Investments
•We acquired 44 vacant homes through CapGrow at an aggregate purchase price of $19.1 million during the three months ended June 30, 2025, which were leased to tenants following their acquisition.
•We sold 11 CapGrow homes for aggregate net proceeds of $3.8 million during the three months ended June 30, 2025.
•We closed on a $17.0 million junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada that accrues interest at a rate of SOFR + 7.50% with a SOFR floor of 3.00%..

Capital and Financing Activities

•During the three months ended June 30, 2025, we raised an aggregate of $34.2 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares for $0.2 million.
•CapGrow incurred net additional borrowings of $11.9 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended June 30, 2025.
•CapGrow repaid $3.6 million of its mortgage loans as part of its scheduled debt service payments and asset sales during the three months ended June 30, 2025.
Subsequent Event Highlights
•Subsequent to June 30, 2025, we raised aggregate gross proceeds of $14.6 million from the sale of our common shares.

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our investments in real estate as of June 30, 2025:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Unit/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands) (5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,122 units	97%	$31,528	$516,871	$19,955	83%
Student Housing	1	792 beds	94%	$8,261	70,800	3,746	16%
Commercial Properties	2	564,990 sq ft	100%	$0.18	8,700	340	1%
Total	3				$596,371	$24,041	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of June 30, 2025. For student housing, occupancy is defined as the percentage of occupied beds as of June 30, 2025. There are leases in place with a national parking operator for both parking garages as of June 30, 2025.
(3)    Average effective annualized base rent represents the annualized base rent for the three months ended June 30, 2025 per leased unit, bed, or square foot, and excludes tenant recoveries, straight line rent, variable rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of June 30, 2025.
(5)        Segment revenue is presented for the six months ended June 30, 2025.
(6)     Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.6 million.

The following table provides additional information regarding our portfolio of real estate as of June 30, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes / Square Feet
Business:
CapGrow(2)(3)	N/A	Various	January, July and October 2023 and December 2024	93.20%	$455,000	1,122 units
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds
Commercial properties:
Rochester garages	2	New York	March 2025	85.10%	8,500	564,990 sq ft
Total	3				$521,500

______________________________________________

(1)    Ownership interest as June 30, 2025. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets.
(2)    As of June 30, 2025, the Company owned a 93.20% effective equity interest in CapGrow JV.
(3)    Purchase price represents the total enterprise value at the initial acquisition date of January 4, 2023.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2025 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire in or within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (six months)	41	$875	3%	80	3%
2026	155	4,457	13%	387	15%
2027	486	12,901	38%	976	39%
2028	73	3,065	9%	177	7%
2029	110	3,160	9%	220	9%
2030	156	4,360	13%	338	14%
2031	25	1,594	5%	99	4%
2032	16	2,449	7%	139	6%
2033	3	93	—%	8	—%
2034	14	850	2%	52	2%
Thereafter	4	341	1%	25	1%
Total	1,083	$34,145	100%	2,501	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of June 30, 2025 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of June 30, 2025. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 46 different care providers, there are two that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed approximately 46% of the Company’s rental income for the six months ended June 30, 2025. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of June 30, 2025, there are 45 separate subsidiaries of Sevita that have leased 500 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 38% of the Company’s rental income for the six months ended June 30, 2025, and 33% of the Company's total assets as of June 30, 2025. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 430 of CapGrow’s properties, which represents approximately 32% of the Company’s rental income for the six months ended June 30, 2025, and 29% of the Company’s total assets as of June 30, 2025. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk.

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

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through June 2025. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of June 30, 2025 (in thousands):

			June 30, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$35,596	$35,596	$35,596
Junior mortgage loan	SOFR + 7.50% (4)	May 5, 2030	17,000	17,000	17,000
CMBS - floating	1M SOFR + 2.941%	January 2030	8,000	7,980	7,966
			$60,596	$60,576	$60,562
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of June 30, 2025.
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
(4) Interest accrues monthly at a rate of SOFR+ 7.50% with a SOFR floor of 3.00%.
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended June 30, 2025 and 2024(amounts in thousands):

	Three Months Ended June 30,
	2025	2024	Change

Revenues
Rental revenue	$11,401	$10,739	$662
Other revenue	424	272	152
Total revenues	11,825	11,011	814

Expenses

	Three Months Ended June 30,
	2025	2024	Change
Property operating expenses	1,247	1,041	206
Management fees	465	318	147
Performance participation allocation	623	(285)	908
General and administrative	2,343	2,127	216
Depreciation and amortization	4,931	6,344	(1,413)
Total expenses	9,609	9,545	64

Operating income	2,216	1,466	750

Other income (expense):
Interest expense, net	(3,229)	(3,013)	(216)
Impairment of investments in real estate	(1,160)	(580)	(580)
Income from investments in real estate debt, net	1,783	—	1,783
Income (loss) from an unconsolidated entity	29	18	11
Unrealized gain (loss) on derivative instruments	(275)	(61)	(214)
Gain on sale of real estate	218	34	184
Total other income (expense)	(2,634)	(3,602)	968
Net income (loss)	$(418)	$(2,136)	$1,718
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	26	67
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(4)	16
Net loss attributable to SDREIT stockholders	$(396)	$(2,053)
Net loss per common share - basic and diluted	$(0.01)	$(0.09)
Weighted-average common shares outstanding - basic and diluted	35,373,992	23,225,630

Rental Revenue

Rental revenue from property operations increased by $0.7 million from $10.7 million during the three months ended June 30, 2024 to $11.4 million during the three months ended June 30, 2025, which was primarily due to rental income of $0.3 million generated from the parking garages acquired in March 2025 and higher rental income generated from both CapGrow and Denton.

Other Revenue

Other revenue increased by $0.2 million from $0.3 million during the three months ended June 30, 2024 to $0.4 million during the three months ended June 30, 2025, which was primarily due to an increase in lease termination income income and late fee income at CapGrow.

Property Operating Expenses

Property operating expenses increased by $0.2 million from $1.0 million during the three months ended June 30, 2024 to $1.2 million during the three months ended June 30, 2025 primarily due to the acquisition of the parking garages in March 2025 and increases in real estate taxes and repairs and maintenance expenses at CapGrow.

Management Fees

Management fees increased by $0.1 million from $0.3 million during the three months ended June 30, 2024 to $0.5 million for the three months ended June 30, 2025. The increase was due to the higher net asset value of the Company, which was primarily driven by additional equity raised.

Performance Participation Allocation

During the three months ended June 30, 2025, we accrued $0.6 million of performance participation allocation as a result of meeting the performance metrics that would result in such participation allocation as of June 30, 2025. During the three months ended June 30, 2024, we reversed the accrued performance participation allocation of $0.3 million accrued during the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million from $2.1 million during the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025, which was primarily due to higher professional fees at CapGrow.

Depreciation and Amortization

Depreciation and amortization decreased by $1.4 million from $6.3 million during the three months ended June 30, 2024 to $4.9 million for the three months ended June 30, 2025 due primarily to the in-place lease intangibles we acquired as part of the acquisition of University Courtyard being fully amortized in June 2024. This was partially offset by a slight increase in depreciation expense.

Interest Expenses, net

Interest expenses, net increased by $0.2 million from $3.0 million during the three months ended June 30, 2024 to $3.2 million for the three months ended June 30, 2025 primarily due to a prepayment penalty and higher interest expense at CapGrow due to the increased borrowing on its revolving line of credit for property acquisitions.

Impairment of Investments in Real Estate
Impairment of investments in real estate increased $0.6 million from $0.6 million during the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

During the three months ended June 30, 2025, we recognized income from our investment in real estate debt of $1.8 million due to the investments in (i) CMBS in December 2024, (ii) the preferred equity of a private real estate company in March 2025 and (iii) a junior mortgage loan collateralized by a casino and hotel property in May 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain (loss) on derivative instruments for the three months ended June 30, 2025 and 2024 pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate increased $0.2 million from $34 thousand during the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025 as CapGrow sold several of its properties at a gain during the three months ended June 30, 2025 as compared to one property sold at a gain during the three months ended June 30, 2024.

Six months ended June 30, 2025 Compared to the Six months ended June 30, 2024
The following table sets forth information regarding the condensed consolidated results of operations for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025	2024	Change

Revenues
Rental revenue	$23,218	$21,690	$1,528
Other revenue	823	$556	267
Total revenues	24,041	22,246	1,795

Expenses
Property operating expenses	2,354	2,023	331
Management fees	898	620	278
Performance participation allocation	623	—	623
General and administrative	4,828	4,250	578
Depreciation and amortization	10,092	12,906	(2,814)
Total expenses	18,795	19,799	(1,004)

Operating income	5,246	2,447	2,799

Other income (expense):
Interest expense, net	(6,250)	(6,051)	(199)
Impairment of investments in real estate	(1,913)	(1,022)	(891)
Income from investments in real estate debt, net	2,599	—	2,599
Income (loss) from an unconsolidated entity	59	10	49
Unrealized gain (loss) on derivative instruments	(656)	138	(794)
Gain on sale of real estate	236	34	202
Total other income (expense)	$(5,925)	(6,891)	966
Net income (loss)	$(679)	$(4,444)	$3,765
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	29	61
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(5)	29
Net loss attributable to SDREIT stockholders	$(655)	$(4,354)
Net loss per common share - basic and diluted	$(0.02)	$(0.19)
Weighted-average common shares outstanding - basic and diluted	33,569,498	22,770,531

Rental Revenue

Rental revenue from property operations increased by $1.5 million from $21.7 million million during the six months ended June 30, 2024 to $23.2 million during the six months ended June 30, 2025, which was primarily due to accelerated amortization of below-market lease intangibles as a result of several leases being terminated in the current period and increased rental income generated from new properties acquired at CapGrow. Additionally, included in the six months ended June 30, 2025 was $0.3 million of rental income generated from the parking garages acquired in March 2025.

Other Revenue

Other revenue increased by $0.3 million from $0.6 million during the six months ended June 30, 2024 to $0.8 million during the six months ended June 30, 2025, which was primarily due to an increase in lease termination income and late fee income at CapGrow.

Property Operating Expenses

Property operating expenses increased by $0.3 million from $2.0 million during the six months ended June 30, 2024 to $2.4 million during the six months ended June 30, 2025 primarily due to the acquisition of the parking garages in March 2025 and the increases in real estate taxes and repairs and maintenance expenses at CapGrow.

Management Fees

Management fees increased by $0.3 million from $0.6 million during the six months ended June 30, 2024 to $0.9 million for the six months ended June 30, 2025. The increase was due to the higher net asset value of the Company, which was primarily driven by additional equity raised.

Performance Participation Allocation

During the six months ended June 30, 2025, we accrued performance participation allocation of $0.6 million. There was no such performance participation allocation during the six months ended June 30, 2024 as a result of the performance metrics that would result in such participation allocation not being met as of June 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million from $4.3 million during the six months ended June 30, 2024 to $4.8 million for the six months ended June 30, 2025, which was primarily due to CapGrow’s increases in (i) payroll, primarily due to increased headcount, and (ii) professional fees.

Depreciation and Amortization

Depreciation and amortization decreased by $2.8 million from $12.9 million during the six months ended June 30, 2024 to $10.1 million for the six months ended June 30, 2025 due primarily to the in-place lease intangibles we acquired as part of the acquisition of University Courtyard being fully amortized in June 2024. This was partially offset by the depreciation associated with the parking garages we acquired in March 2025 and an increase in depreciation and amortization expense at CapGrow due to new property acquisitions and increased leasing activities.

Interest Expense, net

Interest expense, net increased by $0.2 million from $6.1 million during the three months ended June 30, 2024 to $6.3 million for the three months ended June 30, 2025 primarily due to a prepayment penalty and higher interest expense at CapGrow due to the increased borrowing on its revolving line of credit for property acquisitions.

Impairment of Investments in Real Estate
Impairment of investments in real estate increased $0.9 million from $1.0 million during the six months ended June 30, 2024 to $1.9 million for the six months ended June 30, 2025. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

During the six months ended June 30, 2025, we recognized income from our investment in real estate debt of $2.6 million due to the investments in (i) CMBS in December 2024, (ii) the preferred equity of a private real estate company in March 2025 and (iii) a junior mortgage loan collateralized by a casino and hotel property in May 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain (loss) on derivative instruments for the six months ended June 30, 2025 and 2024 pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate increased $0.2 million from $34 thousand during the six months ended June 30, 2024 to $0.2 million for the six months ended June 30, 2025 as CapGrow sold several of its properties at a gain during the six months ended June 30, 2025 as compared to one property sold at a gain during the six months ended June 30, 2024.

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
The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT shareholders for the respective periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to SDREIT shareholders	$(396)	$(2,053)	$(655)	$(4,354)
Adjustments to arrive at FFO:
Depreciation and amortization	4,931	6,344	10,092	12,906
Gain on sale of real estate	(218)	(34)	(236)	(34)
Impairment on investments in real estate	1,160	580	1,913	1,022
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(440)	(1,614)	(881)	(2,326)
Unconsolidated entities depreciation and noncontrolling interests adjustments	3	6	6	9
FFO attributable to SDREIT shareholders	$5,040	$3,229	$10,239	$7,223
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(100)	(126)	(211)	(285)
Amortization of below-market lease intangibles	(1,151)	(1,034)	(3,007)	(2,300)
Amortization of discount on mortgage and other loans payable	69	69	137	139
Amortization of deferred financing fees - property level	67	77	148	124
Amortization of restricted stock awards	61	4	122	91
Organizational costs and transaction costs	39	60	308	172
Origination fees	(255)	—	(605)	—
Non-cash performance participation allocation	623	(285)	623	—
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	308	61	674	(138)
Paid-in-kind interest	(468)	—	(596)	—
Amount attributable to unconsolidated entities for above adjustments	1	3	1	3
Amount attributable to non-controlling interests for above adjustments	15	59	147	494
AFFO attributable to SDREIT shareholders	$4,249	$2,117	$7,980	$5,523
Recurring tenant improvements and other capital expenditures	(27)	—	(30)	—
Management fee	465	318	898	620
Stockholder distribution fees paid	(135)	(90)	(257)	(171)
FAD Attributable to SDREIT Shareholders	$4,552	$2,345	$8,591	$5,972

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2025 (amounts in thousands, except per share/unit data):

Components of NAV	June 30, 2025
Investments in real estate (including goodwill)	$596,371
Investment in an unconsolidated joint venture	2,114
Investments in real estate debt	60,732
Cash and cash equivalents	23,803
Restricted cash	13,883
Receivables	923
Other assets	3,173
Mortgages and other loans payable, net	(268,927)
Accounts payable and other liabilities	(16,778)
Management fee payable	(315)
Accrued participation allocation	(623)
Due to related parties	(38)
Noncontrolling interests in the consolidated subsidiaries	(27,932)
Net Asset Value	$386,386
Number of outstanding shares/units	36,329,350
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$209,348	$65,638	$42,411	$48,987	$17,771	$511	$1,720	$386,386
Number of outstanding shares/ units	19,607,441	6,241,937	3,921,217	4,645,736	1,704,696	49,253	159,070	36,329,350
NAV Per Share/Unit	$10.6769	$10.5157	$10.8159	$10.5446	$10.4246	$10.3824	$10.8159	$10.6357

The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of June 30, 2025:

Property Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.0%	7.0%
Student Housing	8.5%	6.3%
Commercial Properties	12.5%	10.0%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at June 30, 2025:

Input	Hypothetical Change	Residential (Business)	Student Housing	Commercial Properties
Discount Rate	0.25% decrease	1.2%	1.1%	1.1%
Discount Rate	0.25% increase	(1.4)%	(1.1)%	(2.3)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.6%	4.4%	1.1%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(4.0)%	(1.1)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of June 30, 2025:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate debt (weighted average)	4.51%	6.37%
Variable rate debt (weighted average) (1)	SOFR + 3.14%	SOFR + 2.89%
___________________________________________________
(1) - Includes University Courtyard’s debt obligation without consideration of the effect of the interest rate cap.

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow and University Courtyard. Examples of changes in market mortgage interest rates, assuming no other changes to our June 30, 2025 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing
Mortgage Interest Rates (weighted average)	0.25% Decrease	0.5%	0.3%
Mortgage Interest Rates (weighted average)	0.25% Increase	(0.5)%	(0.3)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheet to our NAV as of June 30, 2025 (amounts in thousands):

June 30, 2025
Shareholders’ equity	$304,911
Redeemable non-controlling interest in SDREIT Operating Partnership	1,720
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$306,631
Adjustments:
Accrued organizational and offering costs	2,576
Accumulated depreciation and amortization under GAAP	39,012
Straight line rent receivable	(1,634)
Unrealized net real estate appreciation	39,800
Unvested dividends reinvestment	1
NAV	$386,386
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

Beginning March 31, 2023, we declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0621 per share for the month ended June 30, 2025. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share class from inception through record date June 30, 2025:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2023	$0.6143	$0.4832	$0.0633	$—	$—	$—
January 31, 2024	0.0627	0.0582	0.0627	—	—	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588	—	—
March 31, 2024	0.0629	0.0584	0.0629	0.0584	—	—
April 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
May 31, 2024	0.0628	0.0583	0.0628	0.0583	—	—
June 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
July 31, 2024	0.0624	0.0579	0.0624	0.0579	—	—
August 30, 2024	0.0640	0.0594	0.0640	0.0594	0.0640	—
September 30, 2024	0.0637	0.0593	0.0637	0.0593	0.0637	—
October 31, 2024	0.0633	0.0587	0.0633	0.0587	0.0633	—
November 30, 2024	0.0635	0.0591	0.0635	0.0591	0.0635	—
December 31, 2024	0.0624	0.0579	0.0624	0.0579	0.0624	—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0573	0.0617	0.0572	0.0617	0.0617
April 30, 2025	0.0615	0.0572	0.0615	0.0572	0.0615	0.0615
May 31, 2025	0.0618	0.0574	0.0618	0.0573	0.0618	0.0618
June 30, 2025	0.0621	0.0578	0.0621	0.0578	0.0621	0.0621
Total	$1.7416	$1.5311	$1.1906	$0.9894	$0.6880	$0.3091
The following tables detail our distributions declared for the six months ended June 30, 2025 (amounts in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$9,715	79%	$6,891	81%
Reinvested in shares	2,525	21%	1,599	19%
Total distributions	$12,240	100%	$8,490	100%

Sources of Distributions
Cash flows from operating activities	$10,642	87%	$8,490	100%
DRIP(1)	1,598	13%	—	—%
Total Sources of distribution	$12,240	100%	$8,490	100%

Cash flows from operating activities	$10,245		$9,125
Funds from operations(2)	$10,239		$7,223
Adjusted funds from operations(2)	$7,980		$5,523
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

Subsequent to June 30, 2025, we declared $1.8 million of distributions in cash and $0.5 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $23.8 million of immediate liquidity as of June 30, 2025, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

Capital Resources

As of June 30, 2025, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of June 30, 2025 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.42%	April 2031	N/A	$219,229
Revolving credit facility(3)	7.84%	February 2027	$50,000	33,545
Financing obligations(4)				23,199
Discount and deferred financing costs, net				(3,369)
Total indebtedness				$272,604
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates and maturities ranging from October 2025 through January 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the three months ended June 30, 2025 was 7.81%.
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

As of June 30, 2025, we have received net proceeds of $235.3 million, including proceeds from our distribution reinvestment plan, from issuing an aggregate of 5,614,670 Class F common shares, 6,454,200 Class FF common shares, 4,645,736 Class AA common shares, 1,704,696 Class A common shares, 49,253 Class I-S common shares and 3,542,165 Class E common shares in the private offering. This is in addition to the $150.2 million raised from the sale of 15,023,153 Class F common shares (including reinvestment of distributions) in private transactions that preceded this offering. Additionally, we issued an aggregate $3.4 million, or 379,052 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

As of June 30, 2025, we have repurchased Class F common shares and Class FF common shares of 1,030,382 and 212,264, respectively, totaling $13.2 million.

Cash Flows
Six Months Ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,		Difference
	2025	2024
Cash flows provided by operating activities	$10,245	9,125	$1,120
Cash flows used in investing activities	(81,239)	(3,674)	(77,565)
Cash flows provided by financing activities	53,840	6,600	47,240
Net change in cash and cash equivalents and restricted cash	$(17,154)	$12,051	$(29,205)

Cash flows provided by operating activities increased by approximately $1.1 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to improved operating results, partially offset by the timing of settlement of certain payables and receivables.

Cash flows used in investing activities increased by approximately $77.6 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the investments in real estate debt and acquisition of the parking garages and single-family properties through CapGrow during the current period.

Cash flows provided by financing activities increased by approximately $47.2 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to more proceeds from stock issuances, partially offset by the repurchases of our common stock and increased distributions to stockholders.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2025 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$271,913	$2,064	$53,766	$37,061	$179,022
Organization and offering costs(2)	2,576	344	1,374	858	—
Total	$274,489	$2,408	$55,140	$37,919	$179,022

______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Amount owed to our Adviser as of June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 for the Company. Our exposures to market risk have not changed materially since December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended June 30, 2025, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 11, “Related Party Transactions,” to our condensed consolidated financial statements, the Advisor may elect to receive its management fee in cash, shares of our Class E common stock, or Class E units of the Operating Partnership. During the three months ended June 30, 2025, the Adviser elected to receive its management fees in Class E shares and we issued 40,815 unregistered Class E shares to the Adviser in satisfaction of the management fees totaling $0.4 million for the period from February 2025 through April 2025. Since our Adviser elected to receive Class E shares, during the three months ended June 30, 2025, we also issued 4,325 unregistered Class E shares to the Adviser as part of the distribution reinvestment program. Additionally, during the three months ended June 30, 2025, we issued 24,418 unregistered Class E shares to our independent directors pursuant to the terms of our independent director compensation plan in connection with their re-election to our board of directors. Such shares are subject to vesting and settlement provisions as detailed within the independent director compensation plan. During the three months ended June 30, 2025, we also issued 1,254 unregistered Class E shares to our independent directors and to an employee of Sculptor in connection with their participation in the distribution reinvestment plan.

During the three months ended June 30, 2025, the Company issued 1,010,425 shares of Class AA common stock, 143,189 shares of Class A common stock, and 1,867,813 shares of Class E common stock for aggregate net proceeds of approximately $32.1 million. During the three months ended June 30, 2025, the Company issued 399 shares of Class F common stock, 66,957 shares of Class FF common stock, 41,918 shares of Class AA common stock, 2,772 shares of Class A common stock and 872 shares of Class I-S common stock for aggregate net proceeds of approximately $1.2 million as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

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

During the three months ended June 30, 2025, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
April 2025	—	—	—	—
May 2025	16,319	10.48	16,319	—
June 2025	—	—	—	—
Total	16,319		16,319	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through a combination of sales of shares of our common stock and proceeds from asset dispositions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Amended and Restated Advisory Agreement

We, the Operating Partnership and the Adviser previously entered into that certain Fifth Amended and Restated Advisory Agreement, dated as of June 21, 2025 (the “Prior Agreement”). We, the Operating Partnership and the Adviser amended and restated the Prior Agreement by entering into the Sixth Amended and Restated Advisory Agreement (“Sixth Advisory Agreement”), effective as of August 11, 2025. The Sixth Advisory Agreement revises certain defined terms to have the meaning as provided in our Corporate Governance Guidelines, which means that (i) that Acquisition Expenses, as used throughout the agreement, include costs associated with evaluating, structuring, originating, financing and developing any assets, whether or not acquired and (ii) that Total Operating Expenses as used throughout the agreement excludes property level expenses incurred at each property and other fees and expenses associated with the management of real estate interests. Other than updated definitions, there were no changes to the terms of the Sixth Advisory Agreement.

(b) Not applicable.

(c) During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
10.1	Fifth Amended and Restated Advisory Agreement, dated as of June 21, 2025, by and among Sculptor Diversified Real Estate Income Trust, Inc., Sculptor Diversified REIT Operating Partnership LP and Sculptor Advisors LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2025 and incorporated herein by reference)
10.2*
Sixth Amended and Restated Advisory Agreement, dated as of August 11, 2025, by and among Sculptor Diversified Real Estate Income Trust, Inc., Sculptor Diversified REIT Operating Partnership LP and Sculptor Advisors LLC

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Annual Report on Form 10-Q for the three months ended June 30, 2025 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	August 13, 2025	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ Ellen Conti
Ellen Conti
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 13, 2025	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(Principal Accounting Officer)