Form 10-K
period 2025-12-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2026-03-31
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
____________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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

As of March 30, 2026, the registrant had the following shares outstanding: 23,204,852 outstanding shares of Class F common stock, 6,190,592 outstanding shares of Class FF common stock, 14,421,419 outstanding shares of Class E common stock, 7,804,928 outstanding shares of Class AA common stock, 850,096 outstanding shares of Class A common stock, and 61,066 outstanding shares of Class I-S common stock.

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
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds or the sale of our assets, and we have no limits on the amounts we may pay from such sources.
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

As of December 31, 2025, the Company’s investments in real estate consists of (a) through its wholly-owned subsidiary CapGrow Holdings Member, LLC (the “CapGrow Member”), a 93.38% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, (b) a 90% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property located in Denton, Texas, (c) an 85.10% controlling interest in a joint venture that owns two parking garage properties located in Rochester, New York, and (d) a 100% equity interest in a 1.3 million square foot distribution center (the “Marysville Property”) located in Marysville, Ohio that is 100% leased on a long-term basis to a wholly-owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE.

From time to time, the Company invests in interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, direct real estate loans, and/or preferred equity investments. As of December 31, 2025, the Company’s investments in real estate debt consists of (i) an investment in preferred equity in a real estate company (the “Veterinary Real Estate Company”) that owns 69 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, and (iv) investments in CMBS.

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

Investment Strategy

Founded in 2003, Sculptor Real Estate has completed over 225 transactions across 30 diverse real estate asset classes with over $30.0 billion of total enterprise value as of December 31, 2025. Sculptor Real Estate has raised over $14.4 billion in total commitments across its opportunistic equity, opportunistic credit, and core+ platforms in the United States and Europe as of January 1, 2026. Through its affiliation with Sculptor Real Estate, our Adviser will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors.

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

Our investment strategy is expected to capitalize on Sculptor Real Estate’s experience investing across 30 different real estate related asset classes to identify and acquire our target investments at attractive pricing. These asset classes may include traditional sectors (i.e., office, hotel, industrial, multifamily and retail) as well as non-traditional real estate related asset classes, including, without limitation, cellular towers, single-family, gaming, healthcare, leisure-related sectors, parking garages, student housing, senior housing, and manufactured housing.

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

Employees

The Company is externally managed and currently has no employees, other than personnel of CapGrow Partners, LLC who operate the CapGrow business. Aside from the CapGrow personnel, employees of our Adviser perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities.

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

We have held most of our current investments for a limited period of time and as a result, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the net offering proceeds from our offering, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and real estate related securities in the future. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of our Adviser to select suitable and successful investment opportunities. Furthermore, our Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us may be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5—”Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

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

In addition, the total amount of aggregate repurchases of shares of our common stock will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”). We have in the past received, and may in the future receive, repurchase requests that exceed the limits under our share repurchase plan, and we have in the past repurchased less than the full amount of shares requested, resulting in the repurchase of shares on a pro rata basis. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. As a result, a stockholder’s ability to have their shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See “Item 5—”Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting economic conditions in the United States, other countries or regions and /or globally, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in foreign, trade, economic, central bank, tax and other policies in the United States and/or other countries, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the United States and /or global banking system and other geopolitical events affecting the financing markets generally), could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. If we decide to satisfy all or a large amount of repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

Our Adviser manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it.

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

We may fund distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering proceeds or the sale of our assets, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds or the sale of our assets. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Adviser elects to receive its management fee in Class E shares or Class E units, the extent to which the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from our current and any future offering and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from offering proceeds or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from borrowings, offering proceeds or the sale of or repayment of our assets will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your ownership interest on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

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

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

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

The methods used by our Adviser and HedgeServ (Cayman) Ltd. to calculate our monthly NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating our NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV monthly solely for purposes of establishing the price at which we sell and repurchase shares of our common stock on a monthly basis, and you should not view our monthly NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

Corporations organized under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such stockholder would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,400,000,000 shares of capital stock, of which 2,300,000,000 shares are classified as common stock, of which 300,000,000 shares are classified as Class A shares, 300,000,000 shares are classified as Class AA shares, 300,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class E shares, 300,000,000 shares are classified as Class F shares, 300,000,000 shares are classified as Class FF shares, 300,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class I-S shares and 300,000,000 shares are classified as Class S shares, and 100,000,000 shares are classified as preferred stock. We also may issue shares in other private offerings and Operating Partnership units to holders other than the Company. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our offering; (2) sell shares of our common stock in a future public offering; (3) issue shares of our common stock or units in our Operating Partnership in other private offerings; (4) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (5) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in our offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

The net tangible book value of your shares will be substantially below the price you pay for them, thus increasing the risk of a loss on your investment.

We have incurred substantial organization and offering expenses, which costs include the costs of raising $150 million from a founder investor (the “Founding Investor”) in December of 2022 as well as the costs associated with our efforts to register a public offering with the SEC and the states (such as filing fees with the states and FINRA and related legal fees), which efforts were not pursued after deciding to conduct our offering privately. We expect to incur substantial offering expenses going forward as well (although less than we would have otherwise incurred if our offering were registered with the SEC and the states). Although our Adviser has paid those costs on our behalf, we must reimburse our Adviser for them over a 60-

month period, except for amounts that the Adviser has chosen not to seek to recover from us, such as state and FINRA filing fees. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a figure under generally accepted accounting principles in the U.S. (“GAAP”) and must reflect the full amount of the liability. As of December 31, 2025 and December 31, 2024, the net tangible book value of our shares was $8.10 and $8.31 per share, respectively. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, many purchasers of our shares will have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. These factors increase the risk of loss on your investment.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees other than nine employees of CapGrow who operate the CapGrow business). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to or unenforceable in respect of one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction or to claims under state securities laws.

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

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our Adviser’s financial, accounting and other data processing systems. The ability of our Adviser’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Adviser will not be liable for losses incurred due to the occurrence of any such errors.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our Adviser for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information and operation systems, both internal and those provided by Sculptor and third-party service providers. Our Adviser may not be able to verify the risks or reliability of such third-party systems. The failure of one or more systems or the inability of such systems to satisfy our growing business could have a material adverse effect on us. Sculptor and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are subject to risks associated with artificial intelligence and machine learning technology.

Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. We and our Adviser may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our Adviser may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Adviser’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Adviser. The use of AI may also impact the value, use and utility of real estate and real estate operating companies, which could materially impact the ability to make new investments, finance new and existing investments, and sell existing investments, all of which could materially and adversely affect the business, financial condition or results of our operations. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Adviser. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

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

The military operations of the United States and its allies, the instability in various parts of the world and the increasing prevalence of terrorist attacks throughout the world could have significant adverse effects on the global economy. For example, the armed conflict between Israel and Hamas, general conflicts in the Middle East, as well as the armed conflict between Russia and Ukraine, and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, have had, and could continue to have, severe adverse effects on regional and global economic markets. Terrorist attacks, in particular, may exacerbate some of the foregoing risk factors. A terrorist attack involving or otherwise impacting or relating to us may result in a loss for us far in excess of available insurance coverage. The Adviser cannot predict the likelihood of these types of events occurring in the future or how such events may affect our investments or collateral.

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

We anticipate continuing to invest in CapGrow to acquire additional homes at attractive yields. CapGrow’s ownership of 1,125 primarily single-family homes, as of December 31, 2025, represented approximately a 2% market share of the homes nationwide that are leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. If CapGrow is unable to continue acquiring additional homes and portfolios at attractive yields, it may adversely affect our performance.

Approximately 38% of our revenue is derived from affiliates of Sevita. If Sevita became unable to honor its obligations to us, our results of operation and financial condition would be adversely affected and the value of your investment in us could decline substantially.

National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. Through 49 separate subsidiaries, Sevita has leased 519 of CapGrow’s properties and its leases represent approximately 38% of our rental income for the year ended December 31, 2025 and 26% of total assets as of December 31, 2025. There are no cross-default provisions among the hundreds of leases. Although Sevita is not a party to those leases, Sevita has entered into separate guarantees with respect to each of the hundreds of leases by its subsidiaries for 433 of CapGrow’s properties, which represents approximately 32% of our rental income for the year ended December 31, 2025 and 22% of total assets as of December 31, 2025. Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not able to honor their lease obligations or such that Sevita could not honor its many separate guarantees would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration risk. Sevita’s audited financial statements for its fiscal years ended September 30, 2025 and 2024 are available at Exhibit 99.1 to this Annual Report on Form 10-K. We rely on certain third parties (including Sevita) to provide us with financial statements and other financial information necessary for our financial reporting and compliance obligations. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide required financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

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

We may invest in real estate located outside of the U.S. and real estate debt issued in, and/or backed by real estate in, countries outside the U.S., including Canada, Europe and potentially elsewhere. Non-U.S. real estate and real estate related securities involve certain factors not typically associated with investing in real estate and real estate related securities in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; (x) war or other hostilities; and (xi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

We may incur costs in connection with potential acquisitions that ultimately are not acquired. These “dead deal costs” and expenses may include those expenses that may be attributable to prospective co-investors (including the organizational costs of any co-investment vehicle) when such expenses are not reimbursed by such co-investors. For example, we may enter into contracts with non-refundable deposits to acquire certain properties. The amount deposited, if any, may be surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Additionally, we may incur due diligence and other costs when considering whether to acquire an asset, and such costs will not be reduced if the transaction fails to close. Any unreturned deposits, due diligence costs and other “dead deal costs” will reduce the amount of cash available for further investments or distributions to our stockholders.

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

We may make joint venture investments with third parties and, subject to the requirements in our corporate governance guidelines, co-invest in the future with Sculptor affiliates or third parties in partnerships or other entities that own real properties. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might subject properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Sculptor affiliates) include:

•The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture.
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

We may experience material losses or damage related to our properties and such losses may not be covered by insurance policies.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, hurricanes, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire (including wildfires), outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies our Adviser deems appropriate. Our Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments and/or geographical markets that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Adviser.

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

Legislative and regulatory initiatives aimed at limiting institutional ownership or acquisition of single-family and other residential housing could restrict our investment activity, increase our costs, reduce asset values, or require changes to our strategy.

Federal, state and local policymakers have proposed—and in some cases advanced—measures intended to limit, deter or penalize large scale ownership or acquisition of single family homes and other residential housing by institutional investors. These measures, if enacted, could take many forms, including: prohibitions or caps on acquisitions of single family homes above specified thresholds; taxes, fees, or surcharges tied to the number of residential units owned within a jurisdiction; restrictions on converting single family homes to rental use; mandated hold periods or divestiture requirements; enhanced reporting and compliance obligations; limits on the availability or terms of public or government sponsored financing; and other operational constraints. Any such actions could materially adversely affect our ability to source and close transactions, particularly in residential strategies, finance and/or refinance new acquisitions or existing assets, increase our acquisition and holding costs, reduce the liquidity and fair value of affected assets, limit exit options, and negatively impact our net asset value and distributions.

We have exposure to residential real estate through existing investments and our broader investment mandate, which contemplates residential strategies among other sectors. Legislative or regulatory changes targeting institutional participation in residential housing could therefore limit our capacity to deploy capital in line with our strategy, require us to reallocate capital to less affected sectors on potentially less favorable terms, or cause us to incur additional compliance and monitoring costs. There can be no assurance that any legislation will include grandfathering or exemptions applicable to us, our joint ventures, or our tenants (including operators that lease single family homes for specialized community based uses), or that any such exemptions—if provided—would not be narrowed or eliminated in the future. Measures of this type could also interact with, or be additive to, other existing or prospective regulations governing residential operations (such as rent control, landlord tenant, zoning, licensing, and permitting regimes), compounding adverse effects on our results of operations and financial condition. The timing, scope, and ultimate impact of these initiatives are uncertain, and adverse developments could be rapid and material.

Our properties are, and any properties we acquire in the future will be, subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or may not be obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

Many factors affect the single-family rental housing market, and we may be negatively affected by our assumptions surrounding and general conditions of the single-family rental housing market.

Any potential returns on our investments related to the single-family rental housing market will depend upon many factors including, but not limited to:
•the availability of properties or other investments that meet our investment criteria and our ability to acquire such properties at favorable prices and interest rates;
•real estate appreciation or depreciation in our target markets;
•the condition of our properties;
•our ability to contain renovation, maintenance, marketing and other operating costs for our properties;
•our ability to maintain high occupancy rates and target rent levels;
•general economic conditions in our target markets, such as changes in employment and household earnings and expenses; the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and
•changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws.
We will have no control over many of these factors, which could adversely affect our operations. Our success will also depend, in part, on our assumptions about our target properties, target lessees, renovation, maintenance and other operating costs, and rental rates and occupancy levels and, if our assumptions prove to be inaccurate, this may adversely affect our operations and results.

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

Potential Federal Actions Limiting Institutional Investment in Single-Family Housing Could Adversely Affect Our Business

Recent and potential future actions by the U.S. federal government, including executive orders or other directives, may seek to limit or restrict the acquisition, ownership, financing, or operation of single-family residential properties by large institutional investors, including by directing federal agencies to halt or condition approvals, support, guarantees, or financing for such acquisitions and to prioritize sales of single-family homes to owner-occupants. Any such actions, whether implemented through executive action, agency rulemaking, enforcement priorities, or legislation, could materially reduce the availability of acquisition opportunities for institutional investors, increase regulatory compliance costs, limit access to government-related financing programs, or otherwise adversely affect the economics of owning or acquiring single-family residential assets.

If enacted or expanded, these measures could constrain our ability to grow or rebalance our portfolio, negatively affect asset values, reduce liquidity in the single-family housing market, increase competition for permitted acquisitions, or require changes to our investment strategy. In addition, regulatory uncertainty surrounding the scope, interpretation, and implementation of such actions could adversely affect investor sentiment, transaction activity, and the valuation of single-family residential assets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to achieve our investment objectives.

The hospitality market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.

The hospitality business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. Furthermore, upon acquisition of a hotel, the owner generally has limited visibility into future bookings. Certain hotels acquired by us may be managed by third-party hotel management companies pursuant to management agreements that may not be terminable for a period of time. In these cases, the hotel’s business and operating results would depend in large part upon the performance of a third party, not originally retained by us. While we will seek to invest in hotel properties with quality management, there is no guarantee that the third-party management company for any given hotel property will meet our performance objectives. The hospitality industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we may own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. If a property’s occupancy or room rates drop such that its revenues are insufficient to cover its operating expenses, additional funds, including reserves, will be required to cover operating expenses. Also, more so than certain other property types, hospitality properties need to make capital expenditures in order to remain competitive. There is a risk that cash flow from operations and reserves may be inadequate to fund capital improvements, or financing for these capital improvements may not be available on attractive terms. Also, hotel properties may not readily be converted to alternative uses if they were to become unprofitable due to competition, obsolescence, or decreased demand, given zoning, structural and other considerations. This competition, along with other factors, such as over-building in the hospitality industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality properties. The demand for rooms at any hospitality properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

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

Student-housing properties are typically leased during leasing seasons, and any student-housing properties will therefore be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, any student-housing properties will generally be on short-term leases, exposing us to increased leasing risk. Availability of student grants or funding programs may also be affected by changes in state and federal funding, which may result in lower student enrollment and/or the leasing of student housing. We also face economic and operational risks related to the supply of and demand for student housing space in the local market, tenant quality, the higher tenant turnover rate relative to other housing properties, physical attributes of the building in relation to competing buildings (e.g., age, condition, design, appearance, amenities, and location) and access to transportation and proximity to campus, among other factors. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

Prior to the commencement of each new lease period, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “turn” as we have no leases in place. In addition, during turn, we incur expenses preparing our units for occupancy, which we recognize immediately. This lease turn period results in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Any student housing properties will also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. The demand for student housing has been, and may in the future be, impacted by epidemics or pandemics, such as the COVID-19 pandemic, where students could be restricted from living in student housing for all or a considerable portion of the academic school year (or may otherwise have less desire to live in student housing, such as where classes are taught online during such period). In such circumstances, student housing properties may remain unoccupied and accordingly may not generate any revenue and cash flow during such time and the value of an investment in such properties may be adversely affected.

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

General Risks Related to Investments in Real Estate Debt

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

Risks Related to Debt Financing

We may encounter adverse changes in the credit markets.

Any adverse changes, such as those experienced as a result of rising interest rates, in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

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

Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising or elevated interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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

Should the Founding Investor seek to redeem a large portion of its shares, it could reduce the number of Class F shares that other holders thereof would otherwise be able to redeem.

As the monthly 2% limit and quarterly 5% limit on share repurchases are applied first on a class-by-class basis, other holders of Class F shares who seek to have us repurchase their shares (i.e., Sculptor Diversified Real Estate Income Trust iCapital Offshore Access Fund SPC, an offshore fund formed for the purpose of investing in the Company, and institutional investors who purchase shares directly from us) may be less likely to be able to redeem all of their shares if the Founding Investor also seeks to redeem a large portion of its shares. This risk will decline as the number of Class F shares sold in our offering increases. However, there is a risk that large redemption requests by the Founding Investor may reduce the number of Class F shares that other holders thereof would otherwise be able to redeem.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (i.e., a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes)), other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. No assurance can be given, however, that we are or will be a domestically-controlled REIT. If we were to fail to so qualify as a domestically controlled REIT, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock.

Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The current U.S. presidential administration recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code (including with respect to the LIHTC program). How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, ruling and legislation, and the impact of the OBBBA and any other potential tax changes on us is uncertain.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

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

Offering of Common Stock

We are conducting a private offering of shares of our common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class A, Class AA, Class D, Class E, Class F, Class FF, Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Our Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. Our Class FF shares are now only available pursuant to our distribution reinvestment plan. All shares will be sold at the then-current transaction price for the applicable class of shares, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus applicable upfront selling commissions, as disclosed below. The share classes have different upfront selling commissions and different class-specific expenses, such as management fees, distribution fees, performance participation allocations, and organization and offering expenses. Other than these differences, each class of common stock is subject to the same economic and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock. As of March 30, 2026, there were 4 holders of record of our Class F common stock, 109 holders of record of our Class FF common stock, 7 holders of record of our Class E common stock, 158 holder of record of our Class AA common stock, 1 holder of record of our Class A common stock, and 2 holders of record of our Class I-S common stock.

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

Annual Distribution Fee as a % of NAV
Class A shares	None
Class AA shares	0.50%
Class D shares	0.25%
Class F shares	None
Class FF shares	0.50%
Class I shares	None
Class S shares	0.85%
Class I-S shares	None

The following table presents our monthly NAV per share for each of our outstanding classes of shares from January 31, 2024 through December 31, 2025:

	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
January 31, 2024	10.8491	10.7269	10.8868	10.7395	—	—
February 29, 2024	10.8133	10.6894	10.8467	10.7031	—	—
March 31, 2024	10.7743	10.6542	10.8282	10.7307	—	—
April 30, 2024	10.8056	10.6865	10.8774	10.7376	—	—
May 31, 2024	10.7813	10.6618	10.8590	10.7204	—	—
June 30, 2024	10.7321	10.6121	10.7929	10.6497	10.6978	—
July 31, 2024	11.0020	10.8790	11.1170	10.9278	10.9678	—
August 31, 2024	10.9569	10.8327	11.0677	10.8367	10.6511	—
September 30, 2024	10.8938	10.7697	11.0109	10.7788	10.7306	—
October 31, 2024	10.9244	10.7995	11.0554	10.8058	10.7379	—
November 30, 2024	10.7348	10.6112	10.8589	10.6409	10.5370	—
December 31, 2024	10.6691	10.5134	10.7269	10.5268	10.3956	10.3956
January 31, 2025	10.6794	10.5230	10.7510	10.5579	10.5137	10.3956
February 28, 2025	10.6304	10.4737	10.7004	10.5077	10.3795	10.3394
March 31, 2025	10.5831	10.4263	10.6977	10.4604	10.3321	10.2905
April 30, 2025	10.6345	10.4762	10.7559	10.5144	10.3787	10.3370
May 31, 2025	10.6863	10.5263	10.8311	10.5551	10.4378	10.3921
June 30, 2025	10.6769	10.5157	10.8159	10.5446	10.4246	10.3824
July 31, 2025	10.9835	10.8169	11.1619	10.8232	10.6823	10.6441
August 30, 2025	10.9919	10.8231	11.1797	10.7968	10.6849	10.6438
September 30, 2025	11.0600	10.8892	11.2555	10.8555	10.7422	10.7006
October 31, 2025	10.0878	10.9153	11.2907	10.8697	10.7616	10.7194
November 30, 2025	11.1366	10.9632	11.3553	10.9104	10.8017	10.7591
December 31, 2025	11.4822	11.3025	11.7312	11.2290	11.1167	11.0725

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of

December 31, 2025, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the noncontrolling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of December 31, 2025 (amounts in thousands, except per share/unit data):

Components of NAV	December 31, 2025
Investments in real estate (including goodwill)	$776,900
Investment in an unconsolidated joint venture	2,604
Investments in real estate debt	102,058
Cash and cash equivalents	37,591
Restricted cash	40,759
Receivables	1,561
Other assets	3,627
Mortgages, credit facility and financing obligations, net	(358,334)
Accounts payable and other liabilities	(50,107)
Management fee payable	(380)
Accrued performance participation allocation	(3,939)
Due to related parties, net	(15)
Noncontrolling interests in the consolidated subsidiaries	(32,958)
Net Asset Value	$519,367
Number of outstanding shares/units	45,333,877
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 (amounts in thousands, except per share/unit data):

	December 31, 2025
NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$235,507	$71,722	$111,251	$78,730	$19,401	$565	$2,191	$519,367
Number of outstanding shares/ units	20,510,611	6,345,659	9,483,386	7,011,253	1,745,168	51,051	186,749	45,333,877
NAV Per Share/Unit	$11.4822	$11.3025	$11.7312	$11.2290	$11.1167	$11.0725	$11.7312	$11.4565

The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of December 31, 2025:

Investment Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.3%	6.8%
Student Housing	8.8%	6.3%
Commercial Properties	12.5%	10.0%
Industrial Properties	7.8%	6.0%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at December 31, 2025:

Input	Hypothetical Change	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties
Discount Rate	0.25% decrease	1.3%	1.0%	1.7%	1.9%
Discount Rate	0.25% increase	(1.3)%	(1.0)%	(1.7)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.6%	4.4%	0.9%	2.5%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(3.9)%	(0.9)%	(2.3)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of December 31, 2025:

Debt Type	Contractual Interest Rates	Market Interest Rate
Fixed Rate Debt (weighted average)	5.01%	6.01%
Variable Rate Debt (weighted average) (1)	SOFR + 2.92%	SOFR + 2.47%
(1) Includes University Courtyard’s debt obligation without consideration of the effect of the interest rate cap.

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow, University Courtyard and the Marysville Property. Examples of changes in market mortgage interest rates, assuming no other changes to our December 31, 2025 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing	Industrial Properties
Mortgage Interest Rates (weighted average)	0.25% decrease	0.5%	0.3%	0.4%
Mortgage Interest Rates (weighted average)	0.25% increase	(0.5)%	(0.3)%	(0.5)%

The following table reconciles stockholders’ equity per our consolidated balance sheets to our NAV as of December 31, 2025 (amounts in thousands):

December 31, 2025
Stockholders’ equity	$385,968
Redeemable non-controlling interest in SDREIT Operating Partnership	2,191
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	388,159
Adjustments:
Accrued organizational and offering costs	2,233
Accumulated depreciation and amortization under GAAP	46,464
Straight line rent receivable	(2,245)
Unrealized net real estate appreciation	84,747
Unvested dividends reinvestment	9
NAV	$519,367
The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:
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

Since March 31, 2023, we have declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0648 per share for the month ended December 31, 2025. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the net distributions for each of our outstanding share classes from inception through December 31, 2025:

Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2023	$0.6143	$0.4832	$0.0633	$—	$—	$—
January 31, 2024	0.0627	0.0582	0.0627	—	—	—
February 29, 2024	0.0631	0.0589	0.0631	0.0588	—	—
March 31, 2024	0.0629	0.0584	0.0629	0.0584	—	—
April 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
May 31, 2024	0.0628	0.0583	0.0628	0.0583	—	—
June 30, 2024	0.0627	0.0583	0.0627	0.0583	—	—
July 31, 2024	0.0624	0.0579	0.0624	0.0579	—	—
August 30, 2024	0.0640	0.0594	0.0640	0.0594	0.0640	—
September 30, 2024	0.0637	0.0593	0.0637	0.0593	0.0637	—
October 31, 2024	0.0633	0.0587	0.0633	0.0587	0.0633	—
November 30, 2024	0.0635	0.0591	0.0635	0.0591	0.0635	—
December 31, 2024	0.0624	0.0579	0.0624	0.0579	0.0624	—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0574	0.0617	0.0572	0.0617	0.0617
April 30, 2025	0.0615	0.0572	0.0615	0.0572	0.0615	0.0615
May 31, 2025	0.0618	0.0574	0.0618	0.0573	0.0618	0.0618
June 30, 2025	0.0621	0.0578	0.0621	0.0578	0.0621	0.0621
July 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	0.0620
August 31, 2025	0.0638	0.0592	0.0638	0.0592	0.0638	0.0638
September 30, 2025	0.0638	0.0594	0.0638	0.0594	0.0638	0.0638
October 31, 2025	0.0643	0.0597	0.0643	0.0597	0.0643	0.0643
November 30, 2025	0.0645	0.0600	0.0645	0.0600	0.0645	0.0645
December 31, 2025	0.0648	0.0601	0.0648	0.0602	0.0648	0.0648
Total	$2.1248	$1.8871	$1.5738	$1.3454	$1.0712	$0.6923
For the years ended December 31, 2025 and 2024, we declared distributions in the amount of $27.6 million and $17.8 million, respectively. The following table outlines the tax character of our distributions paid in 2025 and 2024 as a percentage of total distributions. The distribution declared on December 31, 2025 was paid in January 2026 and is excluded from the analysis below as it will be a 2026 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2025 Tax Year	—%	—%	100%
2024 Tax Year	—%	—%	100%

The following table details our net distributions declared for the years ended December 31, 2025 and 2024, respectively (amounts in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$21,943	79%	$14,324	81%
Reinvested in shares	5,798	21%	3,468	19%
Total distributions	$27,741	100%	$17,792	100%

Sources of Distributions
Cash flows from operating activities(1)	$21,604	78%	$17,792	100%
Cash flows from other sources(2)	6,137	22%	—	—%
Total Sources of Distributions	$27,741	100%	$17,792	100%

Cash flows from operating activities	$21,211		$15,827
Funds from operations(3)	$19,061		$15,790
Adjusted funds from operations(3)	$17,363		$12,112
____________________________________________________
(1) Includes cash flows from operating activities since inception.
(2) Includes distributions reinvested in shares of our common stock through our distribution reinvestment plan and cash flows from investing activities, such as proceeds from sale of real estate.
(3) See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for a description of Funds from Operations and Adjusted Funds from Operations, for reconciliations of these amounts to GAAP net loss attributable to SDREIT stockholders and for considerations on how to review these metrics.

Subsequent to December 31, 2025, we declared $5.2 million of distributions in cash and $1.3 million of distributions in shares under our distribution reinvestment plan.

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

The following table presents a reconciliation of net income (loss) attributable to SDREIT stockholders to FFO, AFFO and FAD attributable to SDREIT stockholders for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss) attributable to SDREIT stockholders	$(2,755)	$(5,542)
Adjustments to arrive at FFO:
Depreciation and amortization	21,051	23,079
Gain on the sale of real estate	(491)	(34)
Impairment on investments in real estate	2,913	2,553
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(1,669)	(4,286)
Unconsolidated entities depreciation and noncontrolling interests adjustments	12	20
FFO attributable to SDREIT stockholders	$19,061	$15,790
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(833)	(549)
Amortization of above- and below-market lease intangibles	(5,093)	(5,500)
Amortization of discount on mortgage and other loans payable	269	276
Amortization of deferred financing fees - property level	317	298

	Year Ended December 31, 2025	Year Ended December 31, 2024
Amortization of restricted stock awards	225	216
Organizational costs and transaction costs	457	364
Origination fees	(605)	—
Non-cash performance participation allocation	3,940	—
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	926	218
Paid-in-kind interest	(1,562)	—
Amount attributable to unconsolidated entities for above adjustments	258	7
Amount attributable to non-controlling interests for above adjustments	3	992
AFFO attributable to SDREIT stockholders	$17,363	$12,112
Recurring tenant improvements and other capital expenditures	(111)	(235)
Management fee	1,980	1,334
Stockholder distribution fees paid	(588)	(382)
FAD attributable to SDREIT stockholders	$18,644	$12,829

Unregistered Sales of Equity Securities
During the year ended December 31, 2025, we sold equity securities that were not registered under the Securities Act as described below. During the year ended December 31, 2025, we issued 10,924 Class E units of the Operating Partnership to the Special Limited Partner pursuant to the distribution reinvestment plan. Such Class E units in the Operating Partnership may be redeemed by the holder for cash or Class E shares of common stock, at the holder’s option. The offer and sale of these units were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder.

All other sales of unregistered securities during the year ended December 31, 2025 were previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in our best interests, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders.

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

During the year ended December 31, 2025, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
January 2025(3)	591,694	$10.67	591,694	—
February 2025	548,558	10.65	548,558	—
March 2025	76,616	10.47	76,616	—
April 2025	—	—	—	—
May 2025	16,319	10.48	16,319	—
June 2025	—	—	—	—
July 2025	5,263	10.52	5,263	—
August 2025	—	—	—	—
September 2025	—	—	—	—
October 2025	—	—	—	—
November 2025	43,113	10.90	43,113	—
December 2025	—	—	—	—
Total	1,281,563	$10.65	1,281,563	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through a combination of sales of our common stock and proceeds from asset dispositions.
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
Overview
Sculptor Diversified Real Estate Income Trust invests primarily in stabilized income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invests in real estate related securities. The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP (the “Operating Partnership”), and the Company owns substantially all of its assets through the Operating Partnership.

The Company was formed on February 11, 2022 (“Inception”) as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally are not subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (in its capacity as our adviser, the “Adviser”), a Delaware limited liability company and a registered investment adviser. The Adviser is an affiliate of Sculptor Capital Management, Inc. (together with its affiliates, “Sculptor”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an affiliate of the Adviser, owns a special limited partner interest in the Operating Partnership.

The Company’s board of directors has at all times oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement, the Company has delegated to the Adviser the authority to source, evaluate and monitor the Company’s investment opportunities and make decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

As of December 31, 2025, the Company’s investments in real estate consisted of (a) through its wholly-owned subsidiary, CapGrow Holdings Member LLC (the “CapGrow Member”), a 93.38% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, (b) a 90.0%

equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas, (c) an 85.10% controlling interest in a joint venture that owns two parking garage properties located in Rochester, New York, and (d) a 100% equity interest in a 1.3 million square foot distribution center located in Marysville, Ohio (the “Marysville Property”) that is 100% leased on a long-term basis to a wholly-owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE.

On February 23, 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC, and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota. This investment is accounted under the equity method of accounting.

From time to time, the Company acquires or enters into interests in real estate debt, such as CMBS, loans, direct real estate loans, loan participations, and/or preferred equity investments. As of December 31, 2025, investments in real estate debt consisted of (i) an investment in preferred equity in the Veterinary Real Estate Company that owns 69 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, and (iv) investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic, tax, and other policies, including with respect to treaties and tariffs). High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 63% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56% through November 2028. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $13.1 million as of December 31, 2025. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of $0.1 million during the year ended December 31, 2025. See “Liquidity and Capital Resources — Capital Resources” below. With respect to the Veterinary Real Estate Company, the Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest rates will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operation and financial condition. The senior loan ahead of our junior mortgage loan collateralized by the casino and hotel property is a variable rate loan. An increase in interest rates may limit the cash flow available to pay our junior mortgage loan.

High interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last three years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets, increased claims due to natural disasters, higher property replacement costs, and fewer insurers serving high risk markets. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s, the Veterinary Real Estate Company’s and the Marysville Property’s leases are triple net or modified net, high insurance costs and real estate taxes may result in higher overall occupancy expenses for tenants, as well as for the Company’s assets for which the Company is responsible to pay these costs.

Changes in the presidential administration in the U.S, and changes in laws and regulations at both the federal and state level, may result in changes, reductions, or cancellation of government programs and fundings which may directly or indirectly impact CapGrow’s tenants and lessees. Changes in the financing programs previously available through Freddie Mac for CapGrow may impact the availability and cost of future financings and refinancings. Changes in laws and regulations, both at the federal and state level, may impact the ownership of single family homes by institutional or corporate owners, including, without limitation, imposing limitations on future acquisitions by such owners, reducing the buyer market for single family home portfolios, and changing tax policies applicable to such owners. Government programs and fundings for universities and their students may also be changed, reduced, or cancelled which may directly or indirectly affect University Courtyard’s tenants.

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

2025 Highlights

Operating Results
•We declared monthly distributions totaling $27.6 million for the year ended December 31, 2025. During the year ended December 31, 2025, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	6.98%	6.58%	6.85%	6.62%	7.20%	7.23%
Year-to-Date Total Return, without upfront selling commissions(2)	15.32%	14.75%	17.07%	13.86%	14.80%	13.70%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	13.02%	12.45%	17.07%	11.58%	12.51%	11.43%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.75%	10.26%	11.58%	9.26%	10.32%	13.70%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	11.00%	9.44%	11.58%	8.11%	8.76%	11.43%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the December 2025 distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized.
(3)	There were no actual selling commissions charged in respect of the Class F, Class A, Class I-S and E shares. No upfront selling commissions were assumed for Class E shares.

Investments

•We acquired 91 vacant homes through CapGrow at an aggregate purchase price of $38.1 million during the year ended December 31, 2025, which were leased to tenants following their acquisition.
•We sold 44 CapGrow homes for aggregate net proceeds of $12.3 million during the year ended December 31, 2025.
•In October 2025, we acquired a 1.3 million square foot distribution center in Marysville, Ohio with a total purchase price of approximately $123.0 million, including transaction costs.
•During the year ended December 31, 2025, we invested $35.3 million in CMBS.

Capital and Financing Activity

•During the year ended December 31, 2025, we raised an aggregate of $179.6 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares of $13.7 million.

•During the year ended December 31, 2025, CapGrow drew down on its revolving credit facility to fund asset acquisitions and then refinanced it with long-term debt, resulting in a net repayment of $5.1 million.
•CapGrow repaid $14.2 million of its existing mortgage loans and obtained a new mortgage loan of $35.6 million as part of the refinancing of its revolving credit facility during the year ended December 31, 2025.
•The acquisition of the Marysville Property was partly funded through a five-year mortgage loan of $76.3 million.

Subsequent Event Highlights
•Subsequent to December 31, 2025, we raised aggregate gross proceeds of $96.7 million from the sale of our common shares and repurchased $13.3 million of our common shares.
•On January 14, 2026, we closed on a $65.0 million financing facility (the “Facility”) to an operator of equestrian show venues. The Facility consists of (i) $40.0 million of senior financing, (ii) $25.0 million of preferred equity, (iii) a $5.0 million revolver for future draw down, and (iv) a $10.0 million delayed-draw term loan, which can only be drawn at our sole discretion. As of March 26, 2026, $2.1 million has been drawn under the revolving credit facility.
•To fund the closing of the Facility, we entered into a $7.0 million loan agreement with our Adviser on January 14, 2026 and paid back the amount with interest of $26.4 thousand in full on February 3, 2026.
•On February 27, 2026, the Company entered into an agreement to acquire the JW Marriott Marco Island Beach Resort and related assets in Florida for $835.0 million in cash, subject to customary prorations and closing adjustments. In connection with the transaction, the Company made nonrefundable deposits totaling $5.2 million. The transaction is expected to close by May 1, 2026, subject to extension as provided in the purchase agreement and the satisfaction or waiver of customary closing conditions, and will be funded with offering proceeds and third-party financing.
•On March 26, 2026 the Company, through a joint venture in which it holds a 98% ownership interest, closed on the acquisition of a 313,618 square foot industrial facility located in Detroit, Michigan for a purchase price of approximately $26.0 million, excluding closing costs. The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer, with a remaining lease term through December 2036. The acquisition was financed with approximately and $9.1 million of equity and $16.9 million of third-party debt .

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our portfolio as of December 31, 2025:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annual Base Rent Per Leased Square Foot/Units/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands)(5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,125 units	98%	$29,852	$554,000	$39,924	79%
Student Housing	1	792 beds	74%	$7,703	71,400	7,084	14%
Commercial Properties	2	564,990 sq ft	100%	$2.11	11,700	1,052	2%
Industrial Properties	1	1,280,496 sq ft	100%	$6.11	139,800	2,359	5%
Total	4				$776,900	$50,419	100%

_______________________________________________
(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of December 31, 2025. For student housing, occupancy is defined as the percentage of occupied beds as of December 31, 2025. The two parking garages included under the commercial properties have leases in place with a national parking operator and the distribution center under Industrial Properties is 100% leased to a single tenant.
(3)    Average effective annual base rent represents the annual base rent for the year ended December 31, 2025 per leased unit, bed, or square foot, and excludes tenant recoveries, straight line rent, variable rent, and above-market and below-market lease amortization.
(4)    Based on fair value as of December 31, 2025.
(5)    Segment revenue is presented for the year ended December 31, 2025.
(6)    Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.6 million.

The following table provides additional information regarding our portfolio of real estate as of December 31, 2025:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes/ Square Feet
Business:
CapGrow(2)	N/A	Various	January, July and October 2023 and December 2024	93.38%	455,000	1,125 units
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds
Commercial Properties:
Rochester garages	2	New York	March 2025	85.10%	8,500	564,990 sq ft
Industrial Properties:
Marysville Property	1	Ohio	October 2025	100.00%	122,982	1,280,496 sq ft
Total	4				$644,482
______________________________________________
(1)    Ownership interest as December 31, 2025. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our consolidated balance sheets.
(2)    Purchase price represents the total enterprise value at the initial acquisition date of January 4, 2023.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2025 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026	152	$4,409	10%	382	10%
2027	489	13,174	28%	983	26%
2028	87	3,392	7%	207	5%
2029	113	3,266	7%	228	6%
2030	182	5,250	11%	389	10%
2031	36	1,920	4%	138	4%
2032	24	2,597	5%	151	4%
2033	3	94	—%	8	—%
2034	14	931	2%	52	1%
2035	6	579	1%	30	1%
Thereafter	1	11,834	25%	1,280	33%
Total	1,107	$47,446	100%	3,848	100%
______________________________________________________
(1) Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of December 31, 2025 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of December 31, 2025. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 48 different care providers, there are two that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed approximately 45% of the Company’s rental income for the year ended December 31, 2025. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of December 31, 2025, there are 49 separate subsidiaries of Sevita that have leased 519 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 38% of the Company’s rental income for the year ended December 31, 2025, and 26% of the Company's total assets as of December 31, 2025. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 433 of CapGrow’s properties, which represents approximately 32% of the Company’s rental income for the year ended December 31, 2025, and 22% of the Company’s total assets as of December 31, 2025. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk.

Sevita’s audited financial statements for its fiscal year ended September 30, 2025 and 2024 are available at Exhibit 99.1 to this Annual Report on Form 10-K. We rely on certain third parties (including Sevita) to provide us with accurate financial statements and other financial information necessary for our financial reporting and compliance obligations. We did not independently verify the financial information provided to us by Sevita. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide the required accurate financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through December 31, 2025. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of December 31, 2025 (in thousands):

			December 31, 2025
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
Preferred equity(1)	12.25%(2)	N/A(3)	$36,562	$36,562	$36,562
Junior mortgage loan	1M Term SOFR + 7.50%(4)	May 5, 2030	17,000	17,000	17,000
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	4,944
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,040
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	2,501
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	5,027
CMBS - floating	1M Term TSFR +3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	6,281
			$101,843	$101,832	$101,855
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of December 31, 2025.
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
(4) Interest accrues monthly at a rate of adjusted 1M Term SOFR + 7.50% with an adjusted 1M Term SOFR floor of 3.00%.

Results of Operations
The following table sets forth information regarding the condensed consolidated results of operations for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change
Revenues
Rental revenue	$48,745	$44,468	$4,277
Other revenue	1,673	1,539	134
Total revenues	50,418	46,007	4,411

Expenses
Property operating expenses	5,854	4,333	1,521
Management fees	1,980	1,334	646
Performance participation allocation	3,940	—	3,940
General and administrative	9,889	7,881	2,008
Depreciation and amortization	21,051	23,079	(2,028)
Total expenses	42,714	36,627	6,087

Operating income	7,704	9,380	(1,676)

Other income (expense):
Interest expense, net	(13,724)	(12,095)	(1,629)
Impairment of investments in real estate	(2,913)	(2,553)	(360)
Income from investments in real estate debt, net	6,461	—	6,461
Income (loss) from an unconsolidated entity	115	46	69
Unrealized gain (loss) on derivative instruments	(945)	(223)	(722)
Gain (loss) on sale of real estate	491	34	457
Total other income (expense)	(10,515)	(14,791)	4,276
Net income (loss)	$(2,811)	$(5,411)	$2,600
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	72	(164)
Net (income) loss attributable to non-controlling interest in the Operating Partnership	(16)	33
Net income (loss) attributable to SDREIT stockholders	$(2,755)	$(5,542)
Net income (loss) per common share - basic and diluted	$(0.07)	$(0.23)
Weighted-average common shares outstanding - basic and diluted	37,297,160	23,940,780

Rental Revenue

Rental revenue from property operations increased by $4.3 million, from $44.5 million during the year ended December 31, 2024 to $48.7 million during the year ended December 31, 2025, which was primarily due to the acquisitions of the parking garages in March 2025 and the Marysville Property in October 2025, which generated rental income of $1.1 million and $2.2 million, respectively in 2025. In addition, rental income at CapGrow increased $1.5 million due to more properties added to the portfolio, partially offset by a decrease in rental income from University Courtyard as a result of decreased occupancy.

Other Revenue

Other revenue increased by $0.1 million, from $1.5 million during the year ended December 31, 2024 to $1.7 million during the year ended December 31, 2025, which was primarily due to the acquisition of the Marysville Property and an increase in late fee income at CapGrow, partially offset by lower income generated at University Courtyard.

Property Operating Expenses

Property operating expenses increased by $1.5 million, from $4.3 million during the year ended December 31, 2024 to $5.9 million during the year ended December 31, 2025, primarily due to the increase in repair and maintenance expenses at CapGrow and the acquisitions of the parking garages and the Marysville Property in 2025.

Management Fees

Management fees increased by $0.6 million from $1.3 million during the year ended December 31, 2024 to $2.0 million for the year ended December 31, 2025. The increase was due to the increase in net asset value partly driven by the appreciation of CapGrow and the acquisition and subsequent appreciation of the Marysville Property and the capital raised in 2025.

Performance Participation Allocation

During the year ended December 31, 2025, we accrued participation allocation of $3.9 million of which the Company issued Class E units to the Special Limited Partner in January 2026 as payment of the amount accrued as of December 31, 2025. There was no such performance participation allocation as of December 31, 2024 as a result of the performance metrics that would result in a performance participation allocation not being met.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million from $7.9 million during the year ended December 31, 2024 to $9.9 million during the year ended December 31, 2025 which was primarily due to the accrual of a performance bonus for employees at a wholly-owned subsidiary of CapGrow JV and CapGrow’s increases in (i) payroll, primarily due to increased headcount, and (ii) professional fees.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $2.0 million from $23.1 million during the year ended December 31, 2024 to $21.1 million during the year ended December 31, 2025 primarily due to the in-place lease intangibles we acquired as part of the acquisition of University Courtyard being fully amortized in June 2024. This was partially offset by the depreciation associated with the acquisitions of the parking garages and the Marysville Property in 2025 and an increase in depreciation and amortization expense at CapGrow due to new properties acquired and increased leasing activities.

Interest Expense, net

Interest expense, net increased by $1.6 million from $12.1 million during the year ended December 31, 2024 to $13.7 million during the year ended December 31, 2025 primarily due to (i) a prepayment penalty and higher interest expense at CapGrow due to the draw down of its revolving line of credit during the year for property acquisitions and (ii) interest expense associated with the acquisition of the Marysville Property that was partly financed through debt. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the year.

Impairment of Investments in Real Estate

Impairment of investments in real estate increased $0.4 million from $2.6 million during the year ended December 31, 2024 to $2.9 million during the year ended December 31, 2025. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

During the year ended December 31, 2025, we recognized income from our investment in real estate debt of $6.5 million due to the investments in (i) CMBS throughout 2025, (ii) the preferred equity in a private real estate company in March 2025 and (iii) a junior mortgage loan collateralized by a casino and hotel property in May 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized loss of $0.9 million and $0.2 million on derivative instruments for the years ended December 31, 2025 and 2024, respectively, pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain (Loss) on Sale of Real Estate

Gain on sale of real estate increased $0.5 million from $34 thousand during the year ended December 31, 2024 to $0.5 million for the year ended December 31, 2025 as CapGrow sold several of its properties at a gain during the year ended December 31, 2025 as compared to one property sold at a gain during the year ended December 31, 2024.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $37.6 million of immediate liquidity as of December 31, 2025, which is comprised of cash and cash equivalents, including certain amounts held in anticipation of the closing of the Facility to an equestrian show operator. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

Our primary liquidity needs are to fund our investments, make distributions to our stockholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares of our common stock or units in the Operating Partnership previously issued to them.

Our cash needs for acquisitions and other capital investments are expected to be funded primarily from the sale of common stock and through the incurrence or assumption of debt. Other potential future sources of capital include proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Capital Resources

As of December 31, 2025, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of December 31, 2025 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.92%	October 2031	N/A	$327,304
Revolving credit facility(3)	7.81%	February 2027	$50,000	13,133
Financing obligations(4)				23,198
Discount and deferred financing costs, net				(4,383)
Total indebtedness				$359,252
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates, including the effect of applicable interest rate caps, and maturities ranging from January 2026 through January 2039. There were no extension options for any of our loans.

(3)     The revolving credit facility bears interest equal to 1M Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the year ended December 31, 2025 was 7.81%.
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

In March 2023, we commenced the offering of our shares through a continuous private placement offering pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. Our Class A, Class AA, Class D, Class E, Class F, Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Our Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. Our Class FF shares are now only available pursuant to our distribution reinvestment plan.

As of December 31, 2025, we have received net proceeds of 332.9 million including proceeds from our distribution reinvestment plan, from issuing an aggregate of 6,517,021 Class F common shares, 6,590,670 Class FF common shares, 7,026,882 Class AA shares, 1,745,168 Class A shares, 51,051 Class I-S common shares and 8,998,204 Class E common shares in the private offering. This is in addition to the $150.2 million raised from the sale of 15,023,972 Class F common shares (including reinvestment of distributions) in private transactions that preceded this offering. Additionally, as of December 31, 2025, we have issued an aggregate 5.3 million, or 485,182 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

As of December 31, 2025, we have repurchased 1,030,382 Class F common shares, 245,011 Class FF common shares and 15,629 Class AA common shares totaling $13.8 million.

Cash Flows

Years Ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Difference
Cash flows provided by operating activities	$21,211	15,827	$5,384
Cash flows used in investing activities	(245,908)	(23,901)	(222,007)
Cash flows provided by financing activities	248,207	39,812	208,395
Net change in cash and cash equivalents and restricted cash	$23,510	$31,738	$(8,228)
Cash flows provided by operating activities increased $5.4 million from the year ended December 31, 2024, primarily due to improved operating results during the year ended December 31, 2025.

Cash flows used in investing activities increased by $222.0 million from the year ended December 31, 2024, primarily due to the acquisitions of real estate properties and investments in real estate debt totaling totaling $256.9 million during the year ended December 31, 2025 as compared to $23.5 million incurred in the prior year.

Cash flows provided by financing activities increased by approximately $208.4 million from the year ended December 31, 2024, primarily due to (i) more proceeds from stock issuances, partially offset by higher repurchases of our common stock and distributions to stockholders, and (ii) increased net borrowings at CapGrow to fund property acquisitions during the year ended December 31, 2025.

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

Investments in Real Estate

We may acquire assets that will qualify as either asset acquisitions or business combinations pursuant to ASC 805. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to building, land, and intangibles and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2025 (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$359,578	$8,477	$41,934	$205,285	$103,882
Organization and offering costs(2)	2,233	687	1,374	172	—
Total	$361,811	$9,164	$43,308	$205,457	$103,882
______________________________________________
(1)    Loan maturities are based on the contractual maturity dates.
(2)    Amounts owed to our Adviser as of December 31, 2025.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Annual Report on Form 10-K for the year ended December 31, 2025 for the Company. Our exposures to market risk have not changed materially since December 31, 2025.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm PCAOB ID: 42	90
Consolidated Balance Sheets as of December 31, 2025 and 2024	91
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	89
Consolidated Statements of Equity for the years ended December 31, 2025 and 2024	90
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	91
Notes to Consolidated Financial Statements	93
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2025	124
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.
89

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sculptor Diversified Real Estate Income Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sculptor Diversified Real Estate Income Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity and changes in cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
New York, New York
March 30, 2026
90

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$587,861	$467,812
Investment in an unconsolidated entity	1,725	1,782
Investments in real estate debt	101,855	7,985
Cash and cash equivalents	37,591	36,174
Restricted cash	40,759	18,666
Deferred rent and other receivables	4,009	2,149
Goodwill	34,458	34,458
Lease intangible assets, net	46,445	35,466
Other assets	8,353	4,520
Total assets	$863,056	$609,012

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$323,264	$225,826
Revolving credit facility	13,133	18,201
Accounts payable and other liabilities	50,589	20,225
Financing obligation, net	22,959	22,959
Due to related parties	6,568	3,235
Lease intangible liabilities, net	42,064	47,807
Total liabilities	458,577	338,253

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	2,191	1,648

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 20,510,611 and 20,637,033 shares issued and outstanding, respectively	205	206
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,345,659 and 6,311,042 shares issued and outstanding, respectively	63	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 9,483,386 and 266,204 shares issued and outstanding, respectively	95	3
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 7,011,253 and 2,566,352 shares issued and outstanding, respectively	70	26
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized, 1,745,168 and 128,535 shares issued and outstanding, respectively	17	1
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized, 51,051 and no shares issued and outstanding, respectively	1	—
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	459,684	295,294
Accumulated deficit and cumulative distributions	(74,167)	(43,792)
Total stockholders’ and members’ equity	385,968	251,801
Non-controlling interests in the consolidated subsidiaries	16,320	17,310
Total equity	402,288	269,111
Total liabilities and equity	$863,056	$609,012

The accompanying notes are an integral part of these consolidated financial statements.
91

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31, 2025	Year ended December 31, 2024
Revenues
Rental revenue	$48,745	$44,468
Other revenue	1,673	1,539
Total revenues	50,418	46,007

Expenses
Property operating expenses	5,854	4,333
Management fees	1,980	1,334
Performance participation allocation	3,940	—
General and administrative	9,889	7,881
Depreciation and amortization	21,051	23,079
Total expenses	42,714	36,627

Operating income	7,704	9,380

Other income (expense):
Interest expense, net	(13,724)	(12,095)
Impairment of investments in real estate	(2,913)	(2,553)
Income from investments in real estate debt, net	6,461	—
Income (loss) from an unconsolidated entity	115	46
Unrealized gain (loss) on derivative instruments	(945)	(223)
Gain (loss) on sale of real estate	491	34
Total other income (expense)	(10,515)	(14,791)
Net income (loss)	(2,811)	(5,411)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	72	(164)
Net (income) loss attributable to redeemable non-controlling interest in the Operating Partnership	(16)	33
Net loss attributable to SDREIT stockholders	$(2,755)	$(5,542)
Net loss per common share - basic and diluted	$(0.07)	$(0.23)
Weighted-average common shares outstanding - basic and diluted	37,297,160	23,940,780

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share and per share data)

Year Ended December 31, 2025
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital				Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	$269,111
Common stock issued	9	—	92	42	16	1	173,946	—	174,106	—	174,106
Repurchase of common stock	(10)	(2)	—	—	—	—	(13,640)	—	(13,652)	—	(13,652)
Distribution reinvestment	—	2	—	2	—	—	5,458	—	5,462	—	5,462
Offering costs	—	—	—	—	—	—	(1,073)	—	(1,073)	—	(1,073)
Amortization of compensation awards, net	—	—	—	—	—	—	(22)	—	(22)	—	(22)
Distributions declared on common stock	—	—	—	—	—	—	—	(27,620)	(27,620)	—	(27,620)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,342	1,342
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,260)	(2,260)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(279)	—	(279)	—	(279)
Net income (loss)	—	—	—	—	—	—	—	(2,755)	(2,755)	(72)	(2,827)
Balance at December 31, 2025	$205	$63	$95	$70	$17	$1	$459,684	$(74,167)	$385,968	$16,320	$402,288

Year Ended December 31, 2024
	Par Value							Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital				Total Equity
Balance at December 31, 2023	$160	$59	$1	$—	$—	$—	$221,253	$(20,458)	$201,015	$46,886	$247,901
Common stock issued	46	1	1	26	1	—	81,381	—	81,456	—	81,456
Repurchase of common stock	—	—	—	—	—	—	(102)	—	(102)	—	(102)
Exchange of common stock	(1)	—	1	—	—	—	—	—	—	—	—
Distribution reinvestment	—	3	—	—	—	—	3,367	—	3,370	—	3,370
Offering costs	—	—	—	—	—	—	(475)	—	(475)	—	(475)
Amortization of restricted stock grants	1	—	—	—	—	—	215	—	216	—	216
Distributions declared on common stock	—	—	—	—	—	—	—	(17,792)	(17,792)	—	(17,792)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,531	1,531
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(3,512)	(3,512)
Noncontrolling interest acquired	—	—	—	—	—	—	(10,222)	—	(10,222)	(27,759)	(37,981)
Adjustments to carrying value of redeemable equity instruments	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Net income (loss)	—	—	—	—	—	—	—	(5,542)	(5,542)	164	(5,378)
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	$269,111
The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Cash Flows
(in thousands)

	Year Ended December 31, 2025	Year ended December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(2,811)	$(5,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	1,980	1,334
Performance participation allocation	3,940	—
Depreciation and amortization	21,051	23,079
Amortization of discounts and deferred financing costs	586	574
Impairment of investments in real estate	2,913	2,553
(Gain) loss on sale of real estate	(491)	(34)
Straight-line rent adjustment	(833)	(549)
Amortization of above- and below-market leases	(5,093)	(5,500)
Amortization of share-based compensation	225	216
Unrealized (gain) loss on investments in real estate debt	(19)	(5)
Unrealized loss (gain) on interest rate cap	945	223
(Income) loss on an unconsolidated entity	(115)	(46)
Paid-in-kind interest	(1,562)	—
Other reconciling items	145	101
Changes in operating assets and liabilities:
Deferred rent and other receivables	(1,174)	(376)
Other assets	(1,058)	(251)
Accounts payable and other liabilities	2,627	282
Due to related parties	(45)	(363)
Net cash provided by operating activities	21,211	15,827
Cash Flows From Investing Activities:
Acquisition of real estate	(169,547)	(15,543)
Additions to real estate	(1,221)	(3,037)
Deposit on real estate acquisition, net of refunds	(327)	85
Proceeds from sale of real estate	12,329	4,311
Investments in real estate debt	(87,315)	(7,980)
Investment in an unconsolidated entity	—	(1,935)
Distributions in excess of cumulative earnings from an unconsolidated entity	173	198
Net cash used in investing activities	(245,908)	(23,901)
Cash Flows from Financing Activities:
Proceeds from mortgages and other loans payable	111,840	—
Repayments of mortgages and other loans payable	(14,189)	(4,807)
Repayments of financing obligation	(2)	—
Repayments from revolving credit facility	(28,612)	(488)
Proceeds from revolving credit facility	23,512	8,583
Payment of deferred financing costs	(1,580)	(351)
Payment of offering costs	(1,051)	(707)
Due to related parties	(687)	(475)

Sculptor Diversified Real Estate Income Trust, Inc.
Consolidated Statements of Changes in Cash Flows
(in thousands)

	Year Ended December 31, 2025	Year ended December 31, 2024
Subscriptions received in advance	22,414	11,936
Issuance of common stock	172,003	80,178
Redemption of common stock	(13,652)	(102)
Distribution to shareholders	(21,121)	(13,993)
Acquisition of noncontrolling interest in consolidated subsidiaries	—	(37,981)
Contribution by noncontrolling interests in the consolidated subsidiaries	1,342	1,531
Distribution to noncontrolling interests in the consolidated subsidiary	(2,260)	(3,512)
Contribution by noncontrolling interests in the Operating Partnership	250	—
Net cash provided by (used in) financing activities	248,207	39,812
Net change in cash and cash equivalents and restricted cash	23,510	31,738
Cash and cash equivalents and restricted cash at beginning of period	54,840	23,102
Cash and cash equivalents and restricted cash at end of period	$78,350	$54,840

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$37,591	$36,174
Restricted cash	40,759	18,666
Total cash and cash equivalents and restricted cash	$78,350	$54,840
Supplemental Information:
Interest paid	$12,931	$11,582
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$2,884	$1,828
Distribution reinvestment	$5,462	$3,367
Contributions by noncontrolling interests in the Operating Partnership	$370	$1,568
Distributions to noncontrolling interests in the Operating Partnership	$122	$10
Transfer to assets held for sale	$2,770	$22
Management fee paid in shares	$1,855	$1,279
Performance allocation paid in Operating Partnership units	$—	$1,568
Accrued distribution fee	$22	$232
Adjustment to carrying value of redeemable common stock	$279	$123
Vested shares issued to board of directors	$248	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (the “Company” ,“we” or “us”) was formed on February 11, 2022 as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, single-family, senior living, lodging, data centers, manufactured housing, parking and self-storage properties. Substantially all of the Company’s business is conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors (the “Board”), including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Our Class A, Class AA, Class D, Class E, Class F, Class FF, Class I, Class S, and Class I-S shares are generally available for issuance in our private offering. Our Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. Our Class FF shares are now only available pursuant to our distribution reinvestment plan.

The Company commenced its principal operations upon the acquisition of its first asset. On January 4, 2023, the Operating Partnership acquired a controlling interest in CapGrow Holdings Member, LLC (the “CapGrow Member”), which holds an interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities. This interest was acquired from Sculptor RE Holdings XVII LLC (“Seller”), which is an affiliate of our Adviser, for a purchase price of $455.0 million.

During 2023, the Company acquired additional indirect equity interests in CapGrow Member in two additional transactions for an aggregate $43.0 million, increasing its indirect controlling interests in CapGrow to 79.64%. On December 5, 2024, the Company acquired the remaining equity interests in CapGrow Member and became its sole owner for $38.0 million, thereby increasing its indirect controlling interest in CapGrow to 92.70%.

Consistent with our corporate governance guidelines, the affiliate transaction committee approved all of the acquisitions referenced above, and determined that although the price to the Company was in excess of the cost of the asset to Seller, substantial justification existed for such excess and such excess was reasonable because (1) the Seller had owned its interest in CapGrow since February 27, 2015 and the CapGrow business and real estate assets had increased in value during the Seller’s ownership period (as supported by the third-party bids, valuation report and the approval of the Founding Investor), (2) our stockholders had benefited from the returns from our investment in CapGrow through each of the acquisition dates and (3) we ran the risk of a forced sale of our interest in CapGrow if we did not acquire all of the remaining interests in CapGrow Member by January 3, 2025, which sale could be on terms that we viewed as unattractive.

As of December 31, 2025, the Company owns a 93.38% indirect controlling interest in CapGrow, which owns a portfolio of 1,125 single-family rental homes.
On October 27, 2023, the Operating Partners    hip, together with a third party joint venture partner (such joint venture, the “Denton JV”), closed on the acquisition of a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas. As of December 31, 2025, the Company owns a 90.00% controlling interest in University Courtyard.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
On February 23, 2024, CapGrow JV, CapGrow’s founder and CapGrow Neptune Investor LLC (“Neptune Investor”), an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC (“Neptune JV”), and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”). As of December 31, 2025, the Company owns a 4.67% indirect noncontrolling interest in Neptune JV.

On March 18, 2025, the Company, together with a third-party joint venture partner (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages. As of December 31, 2025, the Company owns a 85.10% controlling interest in the Parking JV.

On October 9, 2025, the Company, through an indirect wholly owned subsidiary, acquired a 1.3 million square foot distribution center on an approximately 81-acre site in Marysville, Ohio (the “Marysville Property”) from an unaffiliated third-party seller, Sierra Marysville Storage, LLC, for $123.0 million, including transaction costs. The Marysville Property is 100% leased to a wholly owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE.

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of December 31, 2025, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 69 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, and (iv) investments in CMBS.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2025, the total assets and liabilities of the Company's consolidated VIEs were $828.6 million and $424.1 million, respectively. As of December 31, 2024, the total assets and liabilities of the Company's consolidated VIEs were $597.0 million and $326.2 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Deferred Financing Costs

Deferred financing costs, which consist of lender fees, legal, title and other third-party costs related to the issuance of debt, are capitalized and are reported as a deduction from the face amount of the related debt, and are amortized over the term of the related debt agreements using the straight-line method which approximates the effective interest method. Deferred costs under the revolving credit facility are reported as an asset on the consolidated balance sheets. In the event of early redemption, any unamortized costs are charged to operations. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 43 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from three to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $16.3 million and $14.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of: (i) a preferred equity investment in a real estate company; (ii) a junior mortgage loan collateralized by a casino‑hotel property; (iii) a participation in a senior secured term loan acquired through a syndication; and (iv) CMBS. The Company has elected the fair value option (“FVO”) for the investments other than CMBS, and records these investments at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the on the Company’s consolidated statements of operations and records any related upfront costs and fees in earnings as incurred.

The Company has elected to classify its CMBS as a trading security and records such investment at fair value, with unrealized gains and losses on such security included in income from investments in real estate debt, net on the Company’s consolidated statements of operations.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of December 31, 2025 and 2024, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of December 31, 2025 and 2024, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred.

Fair Value Measurements

See Note 12, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has five reportable segments: Residential (Business), Student Housing, Commercial Properties, Industrial Properties and Investments in Real Estate Debt. The first, Residential (Business), is associated with the CapGrow Portfolio as well as CapGrow’s investment in Neptune. The CapGrow Portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

The second reportable segment, Student Housing, is associated with University Courtyard.

The third reportable segment, Commercial Properties, is associated with the Company’s investment in two parking garages located in Rochester, New York. Decisions regarding the allocation of resources are made at the property level.

The fourth reportable segment, Industrial Properties, is associated with the Company’s investment in a distribution center located in Marysville, Ohio.

The fifth reportable segment, Investments in Real Estate Debt, includes the Company’s investment in the preferred equity of a real estate company, a junior mortgage loan collateralized by a casino and hotel property, a participation in a senior secured term loan acquired through a syndication and CMBS. Decisions regarding the allocation of resources are made at the investment level.

See Note 16, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company derives a significant portion of its revenues from single-family residential leases, which are accounted for as operating leases. The majority of these leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. Additionally, the Company also derives revenue from leases at a student housing property, two parking

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
garages and a distribution center which are also accounted for as operating leases. Under the terms of these leases, tenants pay monthly rental income, various fees, including utility charges, amenity fees and parking fees and/or recoveries from tenants. Recoveries from tenants represent amounts that are charged to a tenant for its share of operating expenses (common area maintenance, real estate taxes, insurance, repairs and maintenance, and other expenses that are generally subject to recovery) incurred by the property in accordance with the lease agreement. Recoveries from tenants are recognized as revenue in the same period the related expenses are incurred. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term of five to ten years for CapGrow, 15 years for the Marysville Property and 12 months or less for University Courtyard and the parking garages. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

The Company elected to not separate non-lease components from the associated lease component of the office lease. Lease expense is recognized on a straight-line basis over the expected lease term, which is included in property operating expenses in the consolidated statements of operations. As of December 31, 2025 and 2024, the ROU asset, which was included in other assets in the consolidated balance sheets, was $0.2 million and $0.2 million, respectively. As of December 31, 2025 and 2024, lease liability, which was included in accounts payable and other liabilities in the consolidated balance sheets was $0.2 million and $0.2 million, respectively. See Note 15, “Commitments and Contingencies,” for the related disclosures.

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

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes beginning with the Company’s taxable year ending December 31, 2023 and we intend to continue to operate in such a manner. The Company believes that it has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code for its taxable year ended December 31, 2025. As a REIT, the Company generally is not subject to federal corporate income tax to the extent it distributes 100% of its taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

For the years ended December 31, 2025 and 2024, the Company recorded a net income tax expense of $0.1 million and $0.2 million, respectively, which is included in the general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, the Company recorded a deferred tax asset and a corresponding valuation allowance of $0.9 million, within Other Assets on the Company’s consolidated balance sheets.

Management is responsible for determining whether a tax position taken by the Company or the Operating Partnership is more likely than not to be sustained on the merits. The Company has no material unrecognized tax benefits or uncertain income tax positions and therefore no interest or penalties associated with uncertain tax positions.

Earnings per Share

Basic net income (loss) per share (“EPS”) of common stock is determined by net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted EPS of common stock is determined by net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding for the period. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. All classes of common stock are allocated to net income (loss) at the same rate and receive the same gross distribution share. There were no common share equivalents outstanding that would have a dilutive effect and accordingly, the weighted average number of common shares outstanding is identical to both basic and diluted shares for both the years ended December 31, 2025 and 2024.

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

Sculptor Diversified Real Estate Income Trust, Inc.
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

Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which amends the guidance in ASC 326 to provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company concluded that the adoption of this ASU will not have a material impact on our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consist of (in thousands):

	December 31, 2025	December 31, 2024
Land and land improvements	$91,129	$77,098
Building and improvements	536,585	415,498
Furniture, fixtures and equipment	1,799	1,612
Total real estate properties, at cost	629,513	494,208
Less: accumulated depreciation	(41,652)	(26,396)
Investments in real estate, net	$587,861	$467,812

Business Combination

On January 4, 2023, the Company, through the Operating Partnership, acquired a 61.64% controlling indirect interest in CapGrow at a total enterprise value of approximately $455.0 million. Debt of approximately $221.1 million was assumed in the transaction which resulted in an approximate cash outlay of $141.1 million by the Company to acquire this interest. As part of this transaction, CapGrow retained the employees responsible for implementing strategic decisions relating to acquisitions, dispositions and cash flow management, including CapGrow’s chief executive officer. Since the Company consolidates CapGrow, it recognizes all of the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest in CapGrow Member and CapGrow JV at the acquisition-date fair value. Goodwill was recognized as the excess of the consideration transferred and the net assets acquired, including the noncontrolling interests. The material components of goodwill, amounts paid in excess of amounts attributable to the fair value of the net assets acquired, represent the value assigned to a growing and profitable business that includes an experienced management team and the expected

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
synergies and continued expansion of CapGrow's operations. The long-tenured senior members of Capgrow have specific skill sets and significant industry knowledge, including its regulatory and policy environment. These elements make up goodwill, which do not qualify for separate recognition.

During 2023, the Company acquired additional indirect equity interests in CapGrow Member in two additional transactions for an aggregate $43.0 million, increasing its indirect controlling interests in CapGrow 79.64%. On December 5, 2024, the Company acquired the remaining interest in CapGrow Member and became the sole owner for $38.0 million, thereby increasing its indirect controlling interest in CapGrow JV to 92.70%. The Company accounted for these changes in ownership interests that did not result in a change of control as an equity transaction. The identifiable net assets remained unchanged and the difference between the fair value of the consideration paid and the proportionate interest of the carrying value of the noncontrolling interest by which it is adjusted, which amounted to $10.2 million for the year ended December 31, 2024 is recognized as an adjustment in additional paid in capital for the respective period. As of December 31, 2025 and 2024, the Company owned a 93.38% and 92.70%, respectively, indirect controlling interest in CapGrow JV.

Asset Acquisitions

During the years ended December 31, 2025 and 2024, the Company, through CapGrow, acquired 91 and 33 vacant homes at an aggregate purchase price of approximately $38.1 million and $15.5 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. As of December 31, 2025, the Company owned an 85.10% indirect controlling interest in the Parking JV. Concurrent with the closing of the acquisition, the Company entered into lease agreements with a national parking operator.

On October 9, 2025, the Company, through an indirect wholly-owned subsidiary, acquired the Marysville Property from an unaffiliated third‑party seller, Sierra Marysville Storage, LLC, for $123.0 million, including transaction costs. The Marysville Property is 100% leased to a wholly owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE. The acquisition was funded through a combination of available cash and proceeds from a $76.3 million mortgage loan (the “Marysville Mortgage Loan”). The following table summarizes the purchase price allocation for the Marysville Property (in thousands):

Land	$7,595
Building and Improvements	94,296
Site Improvements	4,763
Lease intangible assets, net	16,328
Total purchase price	$122,982

Asset Dispositions

During the years ended December 31, 2025 and 2024, the Company sold 44 and 14 homes for aggregate net proceeds of $12.3 million and $4.3 million, respectively. During the years ended December 31, 2025 and 2024, the Company recognized an impairment loss of $1.2 million and $0.8 million, respectively, and gain on sale of $0.5 million and $34 thousand, respectively, on these assets sold.

Properties Held-for-Sale

As of December 31, 2025 and 2024, the Company classified 12 properties and two property, respectively, as held for sale. As of December 31, 2025 and 2024, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $4.2 million and $0.9 million, respectively. As of December 31, 2024, liabilities of $0.7 million associated with a held for sale property, that was subsequently sold in 2025, was included in accounts payable and other liabilities in the condensed consolidated balance sheets.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. As of December 31, 2025 and 2024, the Company, through CapGrow, had five and 16 impaired held for use properties, respectively.

The details of impairment losses for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31, 2025	Year ended December 31, 2024
Impairment loss - assets sold	$1,220	$774
Impairment loss - held for sale	702	195
Impairment loss - held for use	991	1,584
	$2,913	$2,553

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

In February 2024, Neptune JV, through Neptune Owner, closed on the acquisition of the Neptune Portfolio for a gross purchase price of $101.5 million, exclusive of closing costs. Concurrently with the acquisition, Neptune Owner obtained debt financing in the amount of $66.0 million. Neptune JV is a VIE in which the Company is not the primary beneficiary. Therefore, the Company accounts for this investment under the equity method of accounting. The Company owns an indirect equity interest of 4.67% in the Neptune Portfolio as of December 31, 2025. Our maximum loss is limited to the amount of our equity investment in this VIE. As of December 31, 2025 and 2024, the Company’s investment in the unconsolidated entity was $1.7 million and $1.8 million, respectively. During the years ended December 31, 2025 and 2024, the income from the unconsolidated entity, which was included in income (loss) from an unconsolidated entity on the consolidated statements of operations, was $0.2 million.

5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			December 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$36,562	$36,562	$36,562
Junior mortgage loan	1M Term SOFR + 7.50%(4)	May 5, 2030	17,000	17,000	17,000
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	4,944
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,040
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	2,501
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	5,027
CMBS - floating	1M Term TSFR +3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	6,281
			$101,843	$101,832	$101,855

			December 31, 2024
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
CMBS - floating	1M Term SOFR + 2.941%	January 2030	$8,000	$7,980	$7,985
			$8,000	$7,980	$7,985

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
_______________________________________
(1) Investment in preferred equity includes original stated balance of $35.0 million plus paid-in-kind interest as of December 31, 2025.
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
(4) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.50% with an adjusted 1M Term SOFR floor of 3.00%.

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 69 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

On May 5, 2025, the Company closed on a $17.0 million junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada. The loan accrues interest monthly at a rate of adjusted 1M Term SOFR + 7.50% with an adjusted 1M Term SOFR floor of 3.00%. The interest rate may increase by 0.50% if the borrower fails to comply with certain provisions under the first lien credit facility. The loan matures on May 5, 2030, unless repaid earlier, and is secured by a second-priority lien on substantially all assets of the borrower and guarantors, subordinated to the first lien facility.

In August 2025, the Company entered into an agreement to acquire a $5.0 million participation in a $1.4 billion senior secured term loan to TRQ Sales LLC made in connection with the acquisition of Playa Resorts Holding B.V (“Playa Financing”). The transaction was subject to regulatory approval and upon such approval being obtained, the Company recognized the investment and a corresponding liability. The Company settled the participation in the Playa Financing in January 2026. The participation accrues interest monthly at a rate of 1M Term SOFR + 3.25%. The Playa Financing matures on December 30, 2032, unless repaid earlier, and is secured by a first‑priority lien on substantially all assets of the borrower and guarantors, subject to customary exceptions and permitted liens.

From time to time, the Company acquires CMBS as part of its investment strategy. During the years ended December 31, 2025 and 2024, the Company acquired $35.3 million and $8.0 million of CMBS, respectively.

The following table details the Company’s income (loss) from investments in real estate debt (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024(2)
Interest income	$5,802	$3
Unrealized (loss) gain	19	5
Other(1)	640	—
Total	$6,461	$8
_______________________________________
(1) Represents origination fees and ticking fees received concurrent with the origination of our investments. As a result of the election of the FVO, these fees were recognized at origination.
(2) Income from investments in real estate debt was included Other Revenue for the year ended December 31, 2024.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
6.LEASE INTANGIBLES

The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,096	$(1,897)	$1,199
In-place lease intangibles	20,211	(2,650)	17,561
Leasing commissions	35,372	(7,687)	27,685
Total intangible assets	$58,679	$(12,234)	$46,445

Intangible liabilities, net:
Below-market lease intangibles	$(54,635)	$12,571	$(42,064)

	December 31, 2024
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,126	$(1,288)	$1,838
In-place lease intangibles	8,370	(1,782)	6,588
Leasing commissions	32,290	(5,250)	27,040
Total intangible assets	$43,786	$(8,320)	$35,466

Intangible liabilities, net:
Below-market lease intangibles	$(56,572)	$8,765	$(47,807)

For the years ended December 31, 2025 and 2024, the Company recognized $5.1 million and $5.5 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $1.9 million and $2.0 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Additionally, during the years ended December 31, 2025 and the 2024, the Company recorded $4.7 million and $8.6 million, respectively, of amortization of in-place leases and leasing commissions, and wrote off $1.4 million and $6.6 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization on the consolidated statements of operations.

As of December 31, 2025, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.5 years, 13.5 years, 12.1 years, and 12.2 years, respectively. The

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2026	511	1,558	2,730	(4,140)
2027	343	1,460	2,612	(3,982)
2028	94	1,349	2,451	(3,819)
2029	86	1,340	2,433	(3,781)
2030	86	1,325	2,411	(3,716)
Thereafter	79	10,529	15,048	(22,626)
	$1,199	$17,561	$27,685	$(42,064)

7.OTHER ASSETS

The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements,” for additional information on the interest rate cap included in Derivative assets below.

	December 31, 2025	December 31, 2024
Assets held for sale	$4,173	$859
Derivative assets	1,324	2,269
Deferred costs	796	410
Deposit for real estate investment	350	—
Prepaid insurance	404	418
Prepaid ground rent	97	95
Right of use asset - operating lease	224	234
Other	985	235
Total	$8,353	$4,520

8.ACCOUNTS PAYABLE AND OTHER LIABILITIES

The following table summarizes the components of accounts payable and other liabilities (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$3,173	$1,729
Performance bonus payable	474	—
Tenant security deposits	2,755	2,426
Distribution payable	2,884	1,846
Subscriptions received in advance	34,475	12,061
Property taxes payable	1,377	899
Liabilities related to assets held for sale	—	713
Lease liability - operating lease	230	239
Deferred income	246	312
Payable for unsettled investment	4,975	—
Total	$50,589	$20,225

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	December 31, 2025	December 31, 2024	Interest Rate	Initial Maturity Date
Mortgage note payable(1)(2)	$4,504	$5,330	7.50%	October 2026
Mortgage note payable(2)	7,775	8,942	5.19%	June 2027
Mortgage note payable(2)	8,457	8,726	3.75%	April 2028
Mortgage note payable(2)	5,887	7,445	5.59%	April 2028
Mortgage note payable(2)	16,797	18,111	4.28%	November 2029
Mortgage note payable(3)	45,746	48,172	3.59%	September 2030
Mortgage note payable(4)	34,578	37,901	3.85%	January 2031
Mortgage note payable(2)	1,912	1,969	4.35%	February 2031
Mortgage note payable(5)	23,069	24,982	4.01%	January 2032
Mortgage note payable(2)	13,535	13,907	4.00%	March 2032
Mortgage note payable(6)	31,652	32,241	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(8)	76,250	—	5.80%	November 2030
Mortgage note payable(2)	35,590	—	6.12%	January 2031
Mortgage note payable(2)	628	729	5.75% to 6.38%	February 2037 through January 2039
Notes payable(9)	44	318	7.00%	January 2026
Total	327,304	229,653
Discounts and deferred financing costs, net	(4,040)	(3,114)
Total mortgages and other loans payable, net	$323,264	$226,539
_______________________________________
(1) Includes one mortgage loan related to assets held for sale amounting to $0.7 million at December 31, 2024, which is included in accounts payable and other liabilities on the consolidated balance sheets. On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other items, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
(2) These loans are subject to monthly principal and interest payments through maturity date.
(3) Interest only payment loan through September 2023, with the principal balance and any accrued and unpaid interest due at maturity.
(4) Interest only payment loan through January 2024, with the principal balance and any accrued and unpaid interest due at maturity.
(5) Interest only payment loan through January 2025, with the principal balance and any accrued and unpaid interest due at maturity.
(6) Interest only payment loan through September 2026, with the principal balance and any accrued and unpaid interest due at maturity.
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage, and $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interest only payments through November 2028, at which time monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. The interest rate above represents the effective interest rate giving consideration to the interest rate cap. The contractual rate not giving effect to the interest rate cap is 6.57%. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 12, “Fair Value Measurements,” for additional information related to this interest rate cap.
(8) Interest only payment loan through November 2030, with the principal balance and any accrued and unpaid interest due at maturity.
(9) These loans, which are owed to private parties, bear interest at 7%. Interest is due quarterly, with the principal balance and any accrued and unpaid interest due at maturity January 2026. The loan was subsequently paid off in January 2026.

Mortgage Note Payable

On October 9, 2025, in connection with the acquisition of the Marysville Property, the Company entered into a five-year mortgage loan with USAA Life Insurance Company, an unaffiliated lender, for borrowings of $76.3 million. The loan is

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
interest only throughout the term with any principal balance and accrued and unpaid interest due at maturity. The loan bears interest at a fixed rate of 5.80% per annum and matures in November 2030. The loan is secured by the Marysville Property.
Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million, allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to 1M Term SOFR plus 3.5% per annum. As of December 31, 2025 and 2024, the interest rate was 7.19% and 7.83%, respectively. As of December 31, 2025 and 2024, the Credit Facility had an outstanding principal balance of $13.1 million and $18.2 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of December 31, 2025 and 2024, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term of all of the CapGrow Portfolio, among others.

As of December 31, 2025 and 2024, the Company was in compliance with all of its loan covenants.

Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of December 31, 2025 were as follows for the Company (in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2026	8,474	—	3	8,477
December 31, 2027	11,421	13,133	5	24,559
December 31, 2028	17,368	—	7	17,375
December 31, 2029	19,653	—	8	19,661
December 31, 2030	185,614	—	10	185,624
Thereafter	84,774	—	19,108	103,882
	$327,304	$13,133	$19,141	$359,578

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES
Authorized Capital Stock

As of December 31, 2025, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class I-S Shares	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,300,000,000
Preferred Stock	100,000,000	$0.01
	2,400,000,000

Common Stock

The following tables detail the movement in the Company’s outstanding shares of common stock as of December 31, 2025 and 2024.

	Year Ended December 31, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2024	20,637,033	6,311,042	266,204	2,566,352	128,535	—	29,909,166
Common stock issued	902,350	—	9,167,876	4,259,967	1,605,848	48,097	15,984,138
Distribution reinvestment	1,610	270,168	24,888	200,563	10,785	2,954	510,968
Shares repurchased	(1,030,382)	(235,551)	—	(15,629)	—	—	(1,281,562)
Restricted stock grant(2)	—	—	24,418	—	—	—	24,418
December 31, 2025	20,510,611	6,345,659	9,483,386	7,011,253	1,745,168	51,051	45,147,128

	Year Ended December 31, 2024
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2023	16,058,619	5,943,910	69,325	—	—	—	22,071,854
Common stock issued	4,576,910	121,867	118,125	2,527,112	126,885	—	7,470,899
Distribution reinvestment	6,245	254,725	11,809	39,240	1,650	—	313,669
Shares repurchased	—	(9,460)	—	—	—	—	(9,460)
Shares exchanged(1)	(67,152)	—	66,945	—	—	—	(207)
Restricted stock grant(2)	62,411	—	—	—	—	—	62,411
December 31, 2024	20,637,033	6,311,042	266,204	2,566,352	128,535	—	29,909,166
_______________________________________
(1) The Class F shares held by our independent directors were exchanged for Class E shares.
(2) Represents the vested shares.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

Holders of Class F shares purchased before January 1, 2023, totaling 15,019,800 shares, were prohibited from seeking repurchase of their shares before January 1, 2026 except in the event of a material violation, amendment or waiver of the Company’s corporate governance guidelines without the prior consent of the holders of a majority of the outstanding Class F shares.

The following is a summary of the rights and privileges of the holders of common stock as of December 31, 2025.

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

Sculptor Diversified Real Estate Income Trust, Inc.
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

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. During the year ended December 31, 2025, the Company repurchased 1,281,562 shares under the Repurchase Plan for $13.7 million. During the year ended December 31, 2024, the Company repurchased 9,460 shares under the Repurchase Plan for $0.1 million.

Distributions

To comply with the REIT provisions of the Code, the Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, and/or certain other class-specific fees, as applicable. The following tables detail the aggregate distributions declared for each applicable class of common stock for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.7543	$0.7543	$0.7543	$0.7543	$0.7543	$0.6923
Distribution fee per share of common stock	—	(0.0532)	—	(0.0533)	—	—
Net distributions declared per share of common stock	$0.7543	$0.7011	$0.7543	$0.7010	$0.7543	$0.6923

	Year Ended December 31, 2024
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.7562	$0.7562	$0.7562	$0.6935	$0.3169	$—
Distribution fee per share of common stock	—	(0.0535)	—	(0.0492)	—	—
Net distributions declared per share of common stock	$0.7562	$0.7027	$0.7562	$0.6443	$0.3169	$—

Sculptor Diversified Real Estate Income Trust, Inc.
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

As of December 31, 2025, 395,870 shares of common stock remain available for issuance under the Compensation Plan. During the years ended December 31, 2025 and 2024, total compensation cost recognized was $0.2 million and $0.2 million, respectively. The Company adopted the policy of accounting for forfeitures as they occur. As of December 31, 2025, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance at the beginning of the year	$1,648	$2
Issuance of Class E units	370	1,669
Distributions	(122)	(113)
GAAP income allocation	16	(33)
Adjustment to carrying value of redeemable equity instrument	279	123
Ending balance	$2,191	$1,648

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

11.RELATED PARTY TRANSACTIONS

Due from Related Parties

Since our initial investment, CapGrow has overseen the day to day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of December 31, 2025 and 2024, there were no reimbursement of expenses due from CapGrow Neptune.

Due to Related Parties

The components of due to related parties of the Company are as follows (in thousands):

	December 31, 2025	December 31, 2024
Accrued management fee	$380	$255
Accrued performance participation allocation	3,940	—
Due to adviser	1	21
Advanced organization and offering costs	2,233	2,920
Due to affiliates, net	14	39
	$6,568	$3,235

Sculptor Diversified Real Estate Income Trust, Inc.
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

During the years ended December 31, 2025 and 2024, the Company incurred management fees amounting to $2.0 million and $1.3 million, respectively.

During the year ended December 31, 2025, the Company issued 169,672 Class E shares as payment for the management fee from November 2024 through October 2025. During the year ended December 31, 2024, the Company issued 117,226 Class E shares as payment for the management fee from November 2023 through October 2024.

As of December 31, 2025 and 2024, the Company owed management fees amounting to $0.4 million and $0.3 million, respectively.

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

The performance allocations are accrued on a monthly basis and are paid on an annual basis. As of December 31, 2025, the Company owed performance allocations amounting $3.9 million. In January 2026, the Company issued 335,843 Class E units to the Special Limited Partner as payment for the 2025 performance allocation. As of December 31, 2024, there was no accrued performance allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of December 31, 2025 and 2024, the Company owed the Adviser less than $0.1 million for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of December 31, 2025 and 2024, the Company owed offering and organization costs of $2.2 million and $2.9 million, respectively.

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

A wholly-owned subsidiary of CapGrow JV has a performance bonus plan that allows its qualified employees to be entitled to a cash bonus at the end of the 5-year performance period ending January 3, 2028. The performance bonus is calculated at 2% of the hypothetical distributions to members of CapGrow JV after CapGrow Member would have received a certain IRR. As of December 31, 2025, the Company had accrued $0.5 million based on estimated hypothetical distributions, which was partly based on the fair market value of the CapGrow investment at the end of the performance period. The accrued amount is included in accounts payable and other liabilities on the consolidated balance sheets. No amount was accrued as of December 31, 2024.

Property Management Agreements

Certain of the Company’s investments are managed by the Company’s joint venture partners and such joint venture partners’ affiliates. They provide management, leasing, construction supervision and asset management services. These agreements typically provide for property and asset management fees based on either predetermined fees or fees as a percentage of the effective gross revenue generated by the respective asset. Fees for construction management are typically based on a percentage of costs incurred. Additionally, certain agreements require the Company to reimburse the property manager for any expenses incurred on its behalf.

During the years ended December 31, 2025 and 2024, the total property and asset management fees, which were included in property operating expenses in the consolidated statements of operations, were $0.3 million and $0.3 million, respectively.

As of December 31, 2025 and 2024, the amounts due to affiliates under the property management agreements totaled less than $0.1 million.

12.FAIR VALUE MEASUREMENTS

Sculptor Diversified Real Estate Income Trust, Inc.
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

As of December 31, 2025 and 2024, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the consolidated balance sheets. During the years ended December 31, 2025 and 2024, the Company recorded unrealized loss on derivative instrument amounting to $0.9 million and $0.2 million, respectively.

The following table summarizes the fair value, notional amount and other information related to this instrument as of December 31, 2025 and 2024, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	December 31, 2025	December 31, 2024
Interest rate cap	$20,880	SOFR	1%	October 2023	November 2028	$1,324	$2,269
						$1,324	$2,269

From time to time, the Company may invest in certain real estate-related debt investments, including preferred equity and debt securities, which upon the election of FVO, are recorded at fair value. The Company generally determines the fair value of its real estate debt investments utilizing third-party pricing service providers, who may use broker-dealer quotations, reported trades, or valuation estimates from their pricing models to determine the estimated price. The pricing service providers’ models usually consider the attributes applicable for similar securities (e.g., credit rating, seniority), current market data, and estimated cash flows and incorporate deal collateral performance, such as prepayment speeds and default rates, as available. The valuation of our investments in CMBS and loan syndication is generally considered Level 2 within the fair value hierarchy.

As of December 31, 2025, the valuation of our investments in preferred equity and the junior mortgage loan were classified as Level 3 within the fair value hierarchy. During the year ended December 31, 2025, there was no unrealized gain or loss related to these investments.

The fair value of the Level 3 debt investments is determined primarily using discounted cash flow models and recent transaction pricing, adjusted for market conditions. The models incorporate significant unobservable inputs, including: (i) estimated cash flows and exit scenarios based on expected distributions and redemption rights; (ii) discount rates, reflecting

Sculptor Diversified Real Estate Income Trust, Inc.
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

The following table summarizes the significant unobservable inputs used in the valuation of Level 3 investments included in investments in real estate debt as of December 31, 2025:

	December 31, 2025
	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.03%	Decrease

As of December 31, 2024, the Company did not have any investments classified as Level 3 within the fair value hierarchy.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

Investments in Real Estate Debt
Balance as of December 31, 2024	$—
Purchases	52,000
Paid-in-kind interest	1,562
Net unrealized gain / (loss) included in earnings	—
Balance as of December 31, 2025	$53,562

Valuation of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$327,304	$322,001	$229,653	$220,631
Revolving credit facility	13,133	13,133	18,233	18,233

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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through July 2035. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of December 31, 2025, 49 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 519 of the CapGrow Portfolio properties, representing 26% of the Company’s total assets. As of December 31, 2024, 44 subsidiaries of National Mentor Holdings, Inc. leased approximately 500 of CapGrow Portfolio properties, representing 33% of the Company’s total assets. These leases accounted for 38% and 40% of the Company’s total rental revenues for the years ended December 31, 2025 and 2024, respectively. These leases have various expiration dates extending through June 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 433 and 426 of CapGrow’s properties and 22% and 28% of total assets as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, these properties represented 32% and 34% of total rental revenues, respectively.

During the year ended December 31, 2025, there were two tenants that each represent more than 5% of total rental income, which collectively represent over 45% of the Company’s rental revenue. During the year ended December 31, 2024, there were two tenants that each represent more than 5% of total rental income, which collectively represent over 49% of the Company’s rental revenue.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
While this represents a significant concentration risk with regard to revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Minnesota, Texas, Ohio, Michigan, Arizona and Washington DC.

Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of December 31, 2025 expire on or before July 2026 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of December 31, 2025, the future minimum rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2026	41,612
December 31, 2027	35,182
December 31, 2028	25,209
December 31, 2029	23,012
December 31, 2030	18,602
Thereafter	113,971
$257,588

The components of rental income from operating leases are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Fixed lease payments	$48,451	$44,254
Variable lease payments	294	214
Total	$48,745	$44,468

15.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease. Effective August 1, 2025, CapGrow leased additional space in the same building and the lease is accounted for as a new lease. Both leases expire in February 2028.

During the years ended December 31, 2025 and 2024, rent expense, which is included in general and administrative in the consolidated statements of operations, was less than $0.1 million for each year.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
The following table reflects the future minimum lease payments as of December 31, 2025 (in thousands):

Year Ending
December 31, 2026	109
December 31, 2027	112
December 31, 2028	19
December 31, 2029	—
December 31, 2030	—
Total minimum lease payments	240
Imputed interest	(10)
Total operating lease liabilities	$230

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

16.SEGMENT REPORTING

The Company operates in five reportable segments as of December 31, 2025: Residential (Business), Student Housing, Commercial Properties, Industrial Properties and Investments in Real Estate Debt. Prior to the acquisition of various real estate debt, the two parking garages and the Marysville Property, the Company operated in two reportable segments.

The following table details the total assets by segment (in thousands):

	December 31, 2025	December 31, 2024
Residential (Business)	$503,137	$494,852
Student Housing	56,116	58,783
Commercial Properties	8,226	—
Investments in Real Estate Debt	102,057	7,985
Industrial Properties	123,105	—
Other (Corporate)	70,415	47,392
Total assets	$863,056	$609,012

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
The following tables detail the financial results of operations by segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Industrial Properties	Other (Corporate)	Total
Revenues
Rental revenue	$39,376	$6,101	$1,052	$—	$2,216	$—	$48,745
Other revenue	548	983	—	—	143	(1)	1,673
Total revenues	39,924	7,084	1,052	—	2,359	(1)	50,418
Expenses
Property operating expenses	(1,859)	(3,432)	(232)	—	(331)	—	(5,854)
General and administrative	(4,272)	(821)	(94)	(233)	(14)	(4,455)	(9,889)
Total expenses	(6,131)	(4,253)	(326)	(233)	(345)	(4,455)	(15,743)
Segment net operating income (loss)	33,793	2,831	726	(233)	2,014	(4,456)	34,675
Income from an unconsolidated joint venture	115	—	—	—	—	—	115
Income from investments in real estate debt, net	—	—	—	6,461	—	—	6,461
Gain on sale of real estate	491	—	—	—	—	—	491
Interest expense, net	(12,281)	(1,934)	—	—	(974)	1,465	(13,724)
Impairment of investments in real estate	(2,913)	—	—	—	—	—	(2,913)
GAAP segment income (loss)	$19,205	$897	$726	$6,228	$1,040	$(2,991)	$25,105

Other segment income (expense) (1)	(17,382)	(3,169)	(535)	—	(910)	(5,920)	(27,916)
Net income (loss)	1,823	(2,272)	191	6,228	130	(8,911)	(2,811)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary	(127)	228	(29)	—	—	—	72
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	(16)	(16)
Net income (loss) attributable to SDREIT stockholders	$1,696	$(2,044)	$162	$6,228	$130	$(8,927)	$(2,755)

_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)

	Year Ended December 31, 2024
	Residential (Business)	Student Housing	Other (Corporate)	Total
Revenues
Rental revenue	$37,972	$6,496	$—	$44,468
Other revenue	428	1,106	5	1,539
Total revenues	38,400	7,602	5	46,007
Expenses
Property operating expenses	(874)	(3,459)	—	(4,333)
General and administrative	(3,115)	(871)	(3,895)	(7,881)
Total expenses	(3,989)	(4,330)	(3,895)	(12,214)
Segment net operating income (loss)	34,411	3,272	(3,890)	33,793
Income from an unconsolidated joint venture	46	—	—	46
Gain on sale of real estate	34	—	—	34
Interest expense, net	(11,326)	(1,908)	1,139	(12,095)
Impairment of investments in real estate	(2,491)	(62)	—	(2,553)
GAAP segment income (loss)	$20,674	$1,302	$(2,751)	$19,225

Other segment income (expense) (1)	(17,478)	(5,824)	(1,334)	(24,636)
Net income (loss)	3,196	(4,522)	(4,085)	(5,411)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiary	(616)	452	—	(164)
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	33	33
Net income (loss) attributable to SDREIT stockholders	$2,580	$(4,070)	$(4,052)	$(5,542)
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees and performance participation allocation.

17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to December 31, 2025, the Company issued the following shares for aggregate gross proceeds of $96.7 million.

	Number of Shares Issued	Gross Proceeds (in thousands)
Class E Shares(1)	4,929,416	$57,786
Class F Shares	2,693,821	30,000
Class A Shares(2)	58,803	654
Class AA Shares(2)	728,102	8,180
Class I-S Shares	9,031	100
Total	8,419,173	$96,720

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
(1) Includes (i) an independent director, (ii) an employee and (iii) $0.6 millions of shares, or 50,221 shares, issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $58 thousand for Class AA Shares.

Distribution Reinvestment Plan

Subsequent to December 31, 2025, the Company issued the following shares for aggregate purchase price of $1.2 million.

	Number of Shares Issued	Purchase Price (in thousands)
Class E Shares(1)	5,864	$68
Class F Shares	279	3
Class FF Shares	46,507	518
Class A Shares(2)	1,962	21
Class AA Shares(2)	49,077	543
Class I-S Shares	617	7
Total	104,306	$1,160

(1) Includes distributions of 224 Class E restricted shares at $3 thousand in connection with the restricted stock held by our independent directors under our independent director compensation plan

Repurchases
Subsequent to December 31, 2025, the Company repurchased common shares of $13.3 million.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to December 31, 2025:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
January 31, 2026	January 31, 2026	$0.0668	$0.0620	$0.0668	$0.0620	$0.0668	$0.0668	February 12, 2026
February 28, 2026	February 28, 2026	$0.0668	$0.0625	$0.0668	$0.0625	$0.0668	$0.0668	March 12, 2026
Investments

On January 5, 2026, the Company settled its previously agreed purchase of a participation in the Playa Financing by acquiring a $5.0 million principal amount of the initial term loan to TRQ Sales LLC. The Company paid net cash consideration of approximately $4.9 million at settlement, reflecting a 99.5% purchase price on the par amount less a $34 thousand ticking‑fee credit.

On January 14, 2026, the Company closed on a $65.0 million facility (the “Facility”) to an equestrian show operator. The Facility consists of (i) $40.0 million of senior financing, (ii) $25.0 million of preferred equity, (iii) a $5.0 million revolver for future draw down, and (iv) a $10.0 million delayed-draw term loan, which can only be drawn at our sole discretion. As of March 26, 2026, $2.1 million has been drawn under the revolving credit facility.

To fund the closing of the Facility, the Company entered into a $7.0 million loan agreement with our Adviser on January 14, 2026. The loan bore interest at one-month SOFR plus 3.1% and had a stated maturity date of February 5, 2026. The Company repaid the loan in full on February 3, 2026 including $26.4 thousand of interest.

On February 27, 2026, the Company entered into an agreement to acquire the JW Marriott Marco Island Beach Resort and related assets in Florida for $835.0 million in cash, subject to customary prorations and closing adjustments. In connection with the transaction, the Company made nonrefundable deposits totaling $5.2 million. The transaction is expected to close by

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except share and per share data)
May 1, 2026, subject to extension as provided in the purchase agreement and the satisfaction or waiver of customary closing conditions, and will be funded with offering proceeds and third-party financing.

On March 26, 2026 the Company, through a joint venture in which it holds a 98% ownership interest, closed on the acquisition of an industrial facility located in Detroit, Michigan for a purchase price of approximately $26.0 million, excluding closing costs. The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer, with a remaining lease term through December 2036. The acquisition was financed with approximately $9.1 million of equity and $16.9 million of third-party debt.

Sculptor Diversified Real Estate Income Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025
($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Segment	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)	Year Acquired
Residential (Business):
	Alabama	1	$96	$35	$172	$—	$—	$35	$172	$207	$18	2023
	Arizona	85	12,204	4,609	24,980	(56)	(272)	4,553	24,708	29,261	2,539	2023
	California	7	3,326	2,082	5,683	(189)	(931)	1,893	4,752	6,645	358	2023 - 2025
	Colorado	7	4,308	1,550	5,419	—	300	1,550	5,719	7,269	375	2023 - 2025
	Connecticut	8	1,538	598	3,587	—	61	598	3,648	4,246	374	2023
	Delaware	1	127	52	288	—	—	52	288	340	30	2023
	Florida	21	6,299	2,233	12,506	—	300	2,233	12,806	15,039	1,234	2023 - 2025
	Georgia	2	118	95	491	(51)	(241)	44	250	294	26	2023
	Idaho	5	212	144	809	—	—	144	809	953	84	2023
	Illinois	12	1,461	408	1,916	(26)	(122)	382	1,794	2,176	187	2023
	Indiana	38	5,166	1,814	9,714	(68)	(297)	1,746	9,417	11,163	979	2023
	Iowa	10	2,300	721	3,796	—	—	721	3,796	4,517	386	2023 - 2024
	Kansas	2	—	—	—	—	—	—	—	—	0	2023
	Kentucky	3	209	70	319	—	—	70	319	389	33	2023
	Louisiana	1	1,201	298	1,131	—	—	298	1,131	1,429	120	2023
	Maine	14	5,574	1,403	7,360	—	—	1,403	7,360	8,763	128	2025
	Maryland	11	2,884	877	4,359	—	—	877	4,359	5,236	401	2023 - 2024
	Massachusetts	2	434	166	970	—	—	166	970	1,136	101	2023
	Michigan	37	22,344	5,861	26,640	—	—	5,861	26,640	32,501	2,650	2023 - 2025
	Minnesota	295	66,705	18,826	94,034	28	212	18,854	94,246	113,100	9,484	2023 - 2025
	Missouri	11	2,366	683	3,125	—	—	683	3,125	3,808	67	2024 - 2025
	Nebraska	2	—	—	—	—	—	—	—	—	0	2023
	Nevada	8	1,848	625	3,314	—	—	625	3,314	3,939	345	2023
	New Hampshire	1	366	139	821	—	—	139	821	960	85	2023
	New Jersey	25	7,279	2,311	9,953	—	31	2,311	9,984	12,295	797	2023 - 2025
	New Mexico	2	294	105	503	—	—	105	503	608	53	2023
	New York	0	—	—	—	—	—	—	—	—	0	2023
	North Carolina	11	1,595	466	2,843	(114)	(647)	352	2,196	2,548	124	2023 - 2025
	North Dakota	10	2,057	663	3,545	—	—	663	3,545	4,208	369	2023
	Ohio	158	23,990	6,809	27,647	(63)	(275)	6,746	27,372	34,118	2,286	2023 - 2025
	Oregon	2	317	161	860	—	—	161	860	1,021	90	2023
	Pennsylvania	69	12,219	4,167	23,210	6	95	4,173	23,305	27,478	2,196	2023 - 2025
	South Carolina	12	2,617	719	3,696	(6)	(239)	713	3,457	4,170	360	2023
	Tennessee	14	1,626	573	3,000	—	—	573	3,000	3,573	266	2023 - 2025
	Texas	215	27,296	10,007	54,286	(206)	(1,122)	9,801	53,164	62,965	5,492	2023
	Utah	1	1,219	606	3,552	—	—	606	3,552	4,158	368	2023
	Virginia	11	3,571	1,161	5,492	(64)	(255)	1,097	5,237	6,334	370	2023 - 2025
	Washington	14	2,816	1,334	7,056	—	69	1,334	7,125	8,459	702	2023 - 2024
	West Virginia	13	1,859	619	3,445	—	—	619	3,445	4,064	358	2023
	Wisconsin	59	8,959	3,177	14,670	(49)	(210)	3,128	14,460	17,588	1,205	2023 - 2025

	Washington DC	12	4,509	1,643	8,267	—	—	1,643	8,267	9,910	862	2023
Student Housing:
	Denton, Texas	1	20,880	5,712	47,473	—	2,609	5,712	50,082	55,794	4,093	2023
Parking:
	Rochester, New York	2	—	869	7,526	—	3	869	7,529	8,398	518	2025
Industrial:
	Marysville, Ohio	1	76,250	7,595	99,059	—	—	7,595	99,059	106,654	664	2025
			$340,439	$91,986	$537,517	$(858)	$(931)	$91,128	$536,586	$627,714	$41,177

_______________________________________

(1) As of December 31, 2025, the aggregate cost basis for tax purposes was $744.5 million (unaudited).
(2) Refer to Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $1.8 million. Accumulated depreciation does not include $0.5 million of accumulated depreciation related to furniture, fixtures and equipment.

The changes in real estate for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$492,596	$481,974
Property acquisitions	153,154	15,543
Improvements	1,100	2,619
Retirements/disposals/deconsolidation	(19,136)	(7,540)
Balance at end of year	$627,714	$492,596
The changes in accumulated depreciation, exclusive of amounts relating to furniture and fixtures, for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$26,178	$12,358
Depreciation for year	16,071	14,340
Retirements/disposals/deconsolidation	(1,072)	(520)
Balance at end of year	$41,177	$26,178

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statement Schedules

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	90
Consolidated Balance Sheets as of December 31, 2025 and 2024	91
Consolidated Statements of Operations for the year ended December 31, 2025 and for the year ended December 2024	89
Consolidated Statements of Equity for the year ended December 31, 2025 and for the year ended December 2024	90
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the year ended December 2024	91
Notes to Consolidated Financial Statements	93
Schedules
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2025	124
Financial statement schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

(b).     Exhibits:

Ex.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
4.3	Description of Common Stock (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated herein by reference)
10.1	Sixth Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of August 11, 2025 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2025 and incorporated herein by reference)
10.2*	Amendment No. 1 to the Sixth Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC dated as of January 13, 2026
10.3	Fifth Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC, dated as of June 21, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2025 and incorporated herein by reference)

10.4	Third Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated as of December 6, 2024 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated herein by reference)
10.5	Trademark License Agreement between the Registrant and Sculptor Capital LP, dated as of February 10, 2023 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.7	Second Amended and Restated Independent Director Compensation Plan, dated as of August 9, 2023 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.8	Form of Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.9	Voting Agreement between the Registrant and OPERF, dated as of December 22, 2022 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.10	CapGrow Holdings JV LLC Second Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.11	CapGrow Holdings Member LLC Amended and Restated Limited Liability Company Agreement, dated as of January 4, 2023 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.12	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of January 4, 2023 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
10.13	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of July 5, 2023 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-56566) filed on August 15, 2023 and incorporated herein by reference)
10.14	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of October 2, 2023 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on April 1, 2024 and incorporated herein by reference)
10.15	Membership Interest Purchase Agreement between Sculptor RE Holdings XVII LLC and Sculptor Diversified REIT Operating Partnership LP, dated as of December 5, 2024 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated herein by reference)
10.16***	Real Estate Purchase and Sale Agreement dated as of August 14, 2025 by and between Sierra Marysville Storage, LLC and Marysville Owner LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
10.17	First Amendment to the Real Estate Purchase and Sale Agreement dated as of September 15, 2025 by and between Sierra Marysville Storage, LLC and Marysville Owner LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
10.18	Second Amendment to the Real Estate Purchase and Sale Agreement dated as of September 18, 2025 by and between Sierra Marysville Storage, LLC and Marysville Owner LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
10.19***	Third Amendment to the Real Estate Purchase and Sale Agreement dated as of September 19, 2025 by and between Sierra Marysville Storage, LLC and Marysville Owner LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
10.20	Fourth Amendment to the Real Estate Purchase and Sale Agreement dated as of October 2, 2025 by and between Sierra Marysville Storage, LLC and Marysville Owner LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference)
10.21*	Loan Agreement by and between USAA Life Insurance Company and Marysville Owner LLC dated as of October 9, 2025
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2025 and incorporated herein by reference)
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consolidated Financial Statements for National Mentor Holdings, Inc. as of and for the years ended September 30, 2025 and 2024
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 30, 2026.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven Orbuch	Chief Executive Officer and Chairman of the Board	March 30, 2026
Steven Orbuch	(principal executive officer)

/s/ Nicholas Hecker	President and Director	March 30, 2026
Nicholas Hecker

/s/ Ellen Conti	Chief Financial Officer, Treasurer and Director	March 30, 2026
Ellen Conti	(principal financial officer)

/s/ Scott Ciccone	Chief Accounting Officer	March 30, 2026
Scott Ciccone	(principal accounting officer)

/s/ John Jenks	Independent Director	March 30, 2026
John Jenks

/s/ Robert Winston	Independent Director	March 30, 2026
Robert Winston

/s/ Jonathan G. Geanakos	Independent Director	March 30, 2026
Jonathan G. Geanakos

/s/ Kristi Jackson	Independent Director	March 30, 2026
Kristi Jackson