Form 10-Q
period 2026-03-31
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2026-05-14
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

As of May 14, 2026, the registrant had the following shares outstanding: 23,292,826 outstanding shares of Class F common stock, 6,229,198 outstanding shares of Class FF common stock, 8,748,839 outstanding shares of Class AA common stock, 913,533 outstanding shares of Class A common stock, 61,807 outstanding shares of Class I-S common stock and 17,978,571 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments in real estate, net	$606,698	$587,861
Investment in an unconsolidated entity	1,710	1,725
Investments in real estate debt	169,918	101,855
Cash and cash equivalents	33,515	37,591
Restricted cash	16,235	40,759
Deferred rent and other receivables	6,404	4,009
Goodwill	34,458	34,458
Lease intangible assets, net	48,506	46,445
Other assets	11,498	8,353
Total assets	$928,942	$863,056

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$338,947	$323,264
Revolving credit facility	13,654	13,133
Accounts payable and other liabilities	24,016	50,589
Financing obligation, net	22,959	22,959
Due to related parties	3,075	6,568
Lease intangible liabilities, net	40,834	42,064
Total liabilities	443,485	458,577

Commitment and contingencies
Redeemable noncontrolling interest in the Operating Partnership	6,234	2,191

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 23,204,852 and 20,510,611 shares issued and outstanding, respectively	232	205
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,182,549 and 6,345,659 shares issued and outstanding, respectively	62	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 14,421,419 and 9,483,386 shares issued and outstanding, respectively	144	95
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 7,782,686 and 7,011,253 shares issued and outstanding, respectively	78	70
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized; 777,596 and 1,745,168 shares issued and outstanding, respectively	8	17
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized; 61,066 and 51,051 shares issued and outstanding, respectively	1	1
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	543,555	459,684
Accumulated deficit and cumulative distributions	(81,092)	(74,167)
Total stockholders’ and members’ equity	462,988	385,968
Non-controlling interests in the consolidated subsidiaries	16,235	16,320
Total equity	479,223	402,288
Total liabilities and equity	$928,942	$863,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$14,436	$11,817
Other revenue	444	399
Total revenues	14,880	12,216

Expenses
Property operating expenses	1,367	1,107
Management fees	595	433
Performance participation allocation	587	—
General and administrative	2,822	2,485
Depreciation and amortization	6,031	5,161
Total expenses	11,402	9,186

Operating income	3,478	3,030

Other income (expense):
Interest expense, net	(4,395)	(3,021)
Impairment of investments in real estate	(282)	(753)
Income from investments in real estate debt, net	4,482	816
Income (loss) from an unconsolidated entity	31	30
Unrealized gain (loss) on derivative instruments	20	(381)
Gain (loss) on sale of real estate	29	18
Other expenses	(280)	—
Total other income (expense)	(395)	(3,291)
Net income (loss)	3,083	(261)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(87)	3
Net loss (income) attributable to redeemable non-controlling interest in the Operating Partnership	(48)	(1)
Net income (loss) attributable to SDREIT stockholders	$2,948	$(259)
Net income (loss) per common share - basic and diluted	$0.06	$(0.01)
Weighted-average common shares outstanding - basic and diluted	50,321,128	31,744,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2026
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2025	$205	$63	$95	$70	$17	$1	$459,684	$(74,167)	$385,968	$16,320	$402,288
Common stock issued	27	—	49	7	1	—	96,636	—	96,720	—	96,720
Repurchase of common stock	—	(2)	—	—	(10)	—	(14,438)	—	(14,450)	—	(14,450)
Distribution reinvestment	—	1	—	1	—	—	1,778	—	1,780	—	1,780
Offering costs	—	—	—	—	—	—	(77)	—	(77)	—	(77)
Amortization of compensation awards, net	—	—	—	—	—	—	51	—	51	—	51
Distributions declared on common stock	—	—	—	—	—	—	—	(9,873)	(9,873)	—	(9,873)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	204	204
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(376)	(376)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(79)	—	(79)	—	(79)
Net income (loss)	—	—	—	—	—	—	—	2,948	2,948	87	3,035
Balance at March 31, 2026	$232	$62	$144	$78	$8	$1	$543,555	$(81,092)	$462,988	$16,235	$479,223

	Three Months Ended March 31, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	269,111
Common stock issued	—	—	17	10	15	1	44,398	—	44,441	—	44,441
Repurchase of common stock	(10)	(2)	—	—	—	—	(12,944)	—	(12,956)	—	(12,956)
Distribution reinvestment	—	1	—	—	—	—	1,120	—	1,121	—	1,121
Offering costs	—	—	—	—	—	—	(192)	—	(192)	—	(192)
Amortization of compensation awards, net	—	—	—	—	—	—	61	—	61	—	61
Distributions declared on common stock	—	—	—	—	—	—	—	(5,736)	(5,736)	—	(5,736)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,295	1,295
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(304)	(304)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Net income (loss)	—	—	—	—	—	—	—	(259)	(259)	(3)	(262)
Balance at March 31, 2025	$196	$62	$20	$36	$16	$1	$327,714	$(49,787)	$278,258	$18,298	$296,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,083	$(261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	595	433
Performance participation allocation	587	—
Depreciation and amortization	6,031	5,161
Amortization of discounts and deferred financing costs	202	149
Impairment of investments in real estate	282	753
(Gain) loss on sale of real estate	(29)	(18)
Straight-line rent adjustment	(528)	(111)
Amortization of above- and below-market leases	(1,069)	(1,856)
Amortization of share-based compensation	51	61
Unrealized (gain) loss on investments in real estate debt	201	(15)
Unrealized loss (gain) on interest rate cap	(20)	381
(Income) loss on an unconsolidated entity	(31)	(30)
Paid-in-kind interest	(1,164)	(128)
Other reconciling items	16	17
Changes in operating assets and liabilities:
Deferred rent and other receivables	(1,888)	(187)
Other assets	332	(266)
Accounts payable and other liabilities	1,618	1,078
Due to related parties	20	26
Net cash provided by operating activities	8,289	5,187
Cash Flows From Investing Activities:
Acquisition of real estate	(27,645)	(14,557)
Additions to real estate	(374)	(164)
Deposit on real estate acquisition, net of refunds	(4,812)	(134)
Proceeds from sale of real estate	2,010	1,176
Investments in real estate debt	(72,075)	(35,000)
Distributions in excess of cumulative earnings from an unconsolidated entity	46	38
Net cash used in investing activities	(102,850)	(48,641)
Cash Flows from Financing Activities:
Proceeds of mortgages and other loans payable	16,900	—
Repayments of mortgages and other loans payable	(1,093)	(6,791)
Repayments of financing obligation	(1)	—
Proceeds from revolving credit facility	521	3,406
Payment of deferred financing costs	(303)	(244)

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Payment of offering costs	(139)	(192)
Due to related parties	(172)	(172)
Subscriptions received in advance	(24,917)	7,270
Issuance of common stock	96,139	44,041
Repurchase of common stock	(13,300)	(12,154)
Distribution to shareholders	(7,502)	(4,444)
Contribution by noncontrolling interests in the consolidated subsidiaries	204	1,295
Distribution to noncontrolling interests in the consolidated subsidiary	(376)	(304)
Contribution by noncontrolling interests in the Operating Partnership	—	—
Net cash provided by (used in) financing activities	65,961	31,711
Net change in cash and cash equivalents and restricted cash	(28,600)	(11,743)
Cash and cash equivalents and restricted cash at beginning of period	78,350	54,840
Cash and cash equivalents and restricted cash at end of period	$49,750	$43,097

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$33,515	$18,032
Restricted cash	16,235	25,065
Total cash and cash equivalents and restricted cash	$49,750	$43,097
Supplemental Information:
Interest paid	$4,147	$2,931
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$3,500	$2,015
Distribution reinvestment	$1,780	$1,121
Contributions by noncontrolling interests in the Operating Partnership	$4,022	$29
Distributions to noncontrolling interests in the Operating Partnership	$106	$28
Transfer to assets held for sale	$1,504	$1,919
Management fee paid in shares	$583	$400
Performance allocation paid in Operating Partnership units	$3,940	$—
Accrued distribution fee	$62	$4
Common stock repurchases payable	$1,149	$802
Adjustment to carrying value of redeemable common stock	$79	$23

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

The Company is the sole general partner and a limited partner of Sculptor Diversified REIT Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). Sculptor Diversified REIT Special Limited Partner LP (the “Special Limited Partner”), an indirect subsidiary of Sculptor Capital LP (“Sculptor”), is the special limited partner in the Operating Partnership. The Company was organized to invest primarily in stabilized, income-generating commercial real estate across a variety of both traditional and non-traditional sectors in the U.S. and Europe, and to a lesser extent, invest in real estate related securities. These assets may include multifamily, industrial, net lease, retail and office assets, as well as others, including, without limitation, healthcare, student housing, single-family, senior living, lodging, data centers, manufactured housing, parking, stadium/exhibition and self-storage properties. Substantially all of the Company’s business is conducted through the Operating Partnership, which was formed on February 22, 2022. The Company and the Operating Partnership are externally managed by Sculptor Advisors LLC (the “Adviser”), an affiliate of Sculptor.

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

As of March 31, 2026, the Company owns a portfolio of 1,123 single-family rental homes, one student housing property, two commercial real estate properties, three investments in real estate debt and one investment in an unconsolidated real estate venture.

The Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 93.38% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV” and together with CapGrow Member, “CapGrow”) which owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

CapGrow JV, CapGrow’s founder, and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”) in 2024. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect noncontrolling interest in Neptune JV.

The Company, together with a third-party joint venture partner (such joint venture, the “Denton JV”), owns a 90.00% controlling interest in a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

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

On October 9, 2025, the Company, through an indirect wholly owned subsidiary, acquired a 1.3 million square foot distribution center on an approximately 81-acre site in Marysville, Ohio (the “Marysville Property”). The Marysville Property is 100% leased to a wholly owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
On March 26, 2026 the Company, through a joint venture in which it holds a 98% ownership interest, acquired an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”). The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of March 31, 2026, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 75 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, (iv) a facility to an equestrian show operator that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion), and (v) investments in CMBS.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. Certain amounts in the Company’s prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
As of March 31, 2026, the total assets and liabilities of the Company's consolidated VIEs were $919.4 million and $433.9 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 30 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from two to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $4.8 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Investments in Real Estate Debt

The Company’s investments in real estate debt consists of: (i) a preferred equity investment in a real estate company; (ii) a junior mortgage loan collateralized by a casino‑hotel property; (iii) a participation in a senior secured term loan acquired through a syndication; (iv) a facility to an equestrian show operator that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion) and (v) CMBS. The Company has elected the fair value option (“FVO”) for the investments other than CMBS, and records these investments at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the on the Company’s condensed consolidated statements of operations and records any related upfront costs and fees in earnings as incurred.

The Company has elected to classify its CMBS as trading securities and records such investments at fair value, with unrealized gains and losses on such securities included in income from investments in real estate debt, net on the Company’s condensed consolidated statements of operations.

Interest income is recognized based on the stated terms of the security and is included in Income from investments in real estate debt, net on the condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of March 31, 2026 and December 31, 2025, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of March 31, 2026 and December 31, 2025, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

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

The fourth reportable segment, Industrial Properties, is associated with the Company’s investment in a distribution center located in Marysville, Ohio and an industrial facility located in Detroit, Michigan.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The fifth reportable segment, Investments in Real Estate Debt, includes the Company’s investment in the preferred equity of a real estate company, a junior mortgage loan collateralized by a casino and hotel property, a participation in a senior secured term loan acquired through a syndication, CMBS, and a facility investment that includes preferred equity, a senior secured term loan and a credit facility on an equestrian show operator.

See Note 16, “Segment Reporting”, for related disclosures.

Revenue Recognition

The Company derives a significant portion of its revenues from single-family residential leases, which are accounted for as operating leases. The majority of these leases are under a triple net lease arrangement which requires tenants to pay the taxes, insurance and maintenance costs, among others, of the property it leases in addition to its contractual base rent. Other leases are under a modified net lease arrangement wherein tenants pay, for most, but not all property expenses in addition to its contractual base rent. Additionally, the Company also derives revenue from leases at a student housing property, two parking garages, a distribution center and an industrial facility which are also accounted for as operating leases. Under the terms of these leases, tenants pay monthly rental income, various fees, including utility charges, amenity fees and parking fees and/or recoveries from tenants. Recoveries from tenants represent amounts that are charged to a tenant for its share of operating expenses (common area maintenance, real estate taxes, insurance, repairs and maintenance, and other expenses that are generally subject to recovery) incurred by the property in accordance with the lease agreement. Recoveries from tenants are recognized as revenue in the same period the related expenses are incurred. As a practical expedient, the Company elected to account for both the lease and non-lease components as a single lease component because the timing and pattern of revenue recognition are generally the same.

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term ranging from five to fifteen years except for University Courtyard and the parking garages which have a lease term of 12 months or less . Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the condensed consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

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

During the three months ended March 31, 2026 and 2025, the Company recorded a net income tax expense of $0.3 million and less than $0.1 million, respectively, which is included in the other expense in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company recorded a deferred tax asset and a corresponding valuation allowance of $0.9 million and $0.9 million, respectively, within other assets on the Company’s condensed consolidated balance sheets.

Management is responsible for determining whether a tax position taken by the Company or the Operating Partnership is more likely than not to be sustained on the merits. The Company has no material unrecognized tax benefits or uncertain income tax positions and therefore no interest or penalties associated with uncertain tax positions.

Accounting Pronouncements Recently Adopted

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which amends the guidance in ASC 326 to provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company concluded that the adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” (“ASU 2025-11”), which clarifies the information that are required to be presented in quarterly periods. ASU 2025-11 also introduces a principle requiring entities to disclose events occurring subsequent to the latest annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this ASU will have on our condensed consolidated financial statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consists of (in thousands):

	March 31, 2026	December 31, 2025
Land and land improvements	$93,561	$91,129
Building and improvements	557,667	536,585
Furniture, fixtures and equipment	1,804	1,799
Total real estate properties, at cost	653,032	629,513
Less: accumulated depreciation	(46,334)	(41,652)
Investments in real estate, net	$606,698	$587,861

Asset Acquisitions

During the three months ended March 31, 2026 and 2025, the Company, through CapGrow, acquired three and 19 vacant homes, at an aggregate purchase price of approximately $0.9 million and $6.1 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. Concurrent with the closing of the acquisition, the two parking garages entered into lease agreements with a national parking operator. As of March 31, 2026, the Company owned an 85.10% indirect controlling interest in the Parking JV.

On October 9, 2025, the Company, through an indirect wholly-owned subsidiary, acquired the Marysville Property from an unaffiliated third‑party seller, Sierra Marysville Storage, LLC, for $123.0 million, including transaction costs. The Marysville Property is 100% leased to a wholly owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE. The acquisition was funded through a combination of available cash and proceeds from a $76.3 million mortgage loan.

On March 26, 2026 the Company, through a joint venture in which it holds a 98% ownership interest, closed on the acquisition of an industrial facility located in Detroit, Michigan for a purchase price of approximately $26.8 million, including closing costs. The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE, with a remaining lease term through December 2036. The acquisition was funded through a combination of available cash and proceeds from a $16.9 million mortgage loan. The following table summarizes the purchase price allocation of the Mt. Elliott Property (in thousands):

Land	$2,566
Building and Improvements	20,527
Site Improvements	237
Lease intangible assets, net	3,458
Total purchase price	$26,788

Asset Dispositions

During the three months ended March 31, 2026 and 2025, the Company sold five and five homes for aggregate net proceeds of $2.0 million and $1.2 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized impairment loss of $65 thousand and $0.1 million, respectively, and gain on sale of $29 thousand and $18 thousand, respectively, on these assets sold.

Properties Held-for-Sale

As of March 31, 2026 and December 31, 2025, the Company classified 10 properties and 12 properties, respectively, as held for sale. As of March 31, 2026 and December 31, 2025, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $2.8 million and $4.2 million, respectively.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. As of March 31, 2026 and December 31, 2025, the Company, through CapGrow, had seven and five impaired held for use properties, respectively.

The details of impairment losses for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Impairment loss - assets sold	$65	$138
Impairment loss - held for sale	48	236
Impairment loss - held for use	169	379
	$282	$753

4.INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Neptune JV under the equity method of accounting. The Company owns an indirect equity interest of 4.66% in the Neptune JV as of March 31, 2026. Our maximum loss is limited to the amount of our equity investment in this VIE. As of March 31, 2026 and December 31, 2025, the Company’s investment in the unconsolidated entity was $1.7 million and $1.7 million, respectively. During the three months ended March 31, 2026 and 2025, the income from the unconsolidated entity, which was included in income (loss) from an unconsolidated entity on the condensed consolidated statements of operations, was less than $0.1 million.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			March 31, 2026
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$37,044	$37,044	$37,044
Preferred equity	12.75%(4)	January 2029	25,682	25,682	25,682
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	16,940
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	4,856
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	2,100	2,100	2,100
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,003
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	2,500
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	5,012
CMBS - floating	1M Term TSFR +3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	6,281
			$170,107	$170,096	$169,918

			December 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$36,562	$36,562	$36,562
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	$17,000
Senior secured loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	$4,944
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	$8,040
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	$2,501
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	$5,027
CMBS - floating	1M Term TSFR + 3.10%	December 2030	21,500	21,500	$21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	$6,281
			$101,843	$101,832	$101,855
_______________________________________
(1) Investment in preferred equity includes original stated balance plus paid-in-kind interest as of March 31, 2026.
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
(4) Interest accrues daily on a 360‑day year and is compounded quarterly.
(5) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.50% with an adjusted 1M Term SOFR floor of 3.00%.
(6) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.00% prior to the first anniversary of the closing date, 7.50% from and after the first anniversary through the second anniversary, and 8.00% thereafter. Adjusted 1M Term SOFR floor is 3.25%.
(7) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.00% prior to the first anniversary of the closing date, 7.50% from and after the first anniversary through the second anniversary, and 8.00% thereafter. Adjusted 1M Term SOFR floor is 3.25%. Unused commitment fee accrues daily at a rate of 0.25% per annum and is paid monthly.
(8) Revolver loan has draws outstanding of $0.6 million and $1.5 million that were made in February 2026 and March 2026, respectively. The revolving credit facility matures on January 14, 2029. However, the revolver loan must be paid down to$2.0 million or less once during each calendar year.

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 75 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

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

On January 14, 2026, the Company closed on a $65.0 million facility (the “Equestrian Loan Facility”) to an equestrian show operator. The Equestrian Loan Facility consists of (i) $40.0 million of senior financing at a rate of adjusted 1M Term SOFR + 7.00%, (ii) $25.0 million of preferred equity at a rate of 12.75%, (iii) a $5.0 million revolver loan available for drawdown at a rate of adjusted 1M Term SOFR + 7.00%, and (iv) an optional $10.0 million delayed-draw term loan (that is at our sole discretion). As of March 31, 2026, $2.1 million has been drawn under the revolver loan.

From time to time, the Company acquires CMBS as part of its investment strategy. During the year ended December 31, 2025, the Company acquired $35.3 million of CMBS. No such acquisition during the three months ended March 31, 2026.

The following table details the Company’s income (loss) from investments in real estate debt (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest income	$4,033	$451
Unrealized (loss) gain	(202)	15
Other(1)	651	350
Total	$4,482	$816
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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
6.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of March 31, 2026 and December 31, 2025 are as follows.

	March 31, 2026
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,089	$(2,049)	$1,040
In-place lease intangibles	19,898	(216)	19,682
Leasing commissions	35,199	(7,415)	27,784
Total intangible assets	$58,186	$(9,680)	$48,506

Intangible liabilities, net:
Below-market lease intangibles	$(54,254)	$13,420	$(40,834)

	December 31, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,096	$(1,897)	$1,199
In-place lease intangibles	20,211	(2,650)	17,561
Leasing commissions	35,372	(7,687)	27,685
Total intangible assets	$58,679	$(12,234)	$46,445

Intangible liabilities, net:
Below-market lease intangibles	$(54,635)	$12,571	$(42,064)

For the three months ended March 31, 2026 and 2025, the Company recognized $1.1 million and $1.9 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.4 million and $1.1 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets and assets sold. Additionally, during the three months ended March 31, 2026 and 2025, the Company recorded $1.2 million and $1.4 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.3 million and $5.6 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed consolidated statements of operations.

As of March 31, 2026, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.5 years, 13.0 years, 11.8 years and 12.0 years, respectively. The estimated

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
future amortization of the Company's lease intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2026 (nine months)	$353	$1,528	$2,149	$(3,074)
2027	343	1,692	2,682	(3,956)
2028	94	1,582	2,522	(3,793)
2029	86	1,574	2,508	(3,761)
2030	86	1,559	2,487	(3,696)
Thereafter	78	11,747	15,436	(22,554)
	$1,040	$19,682	$27,784	$(40,834)

7.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements”, for additional information on the interest rate cap included in derivative assets below.

	March 31, 2026	December 31, 2025
Assets held for sale	$2,841	$4,173
Derivative assets	1,343	1,324
Deferred costs	697	796
Deposit for real estate investment	5,150	350
Right of use asset - operating lease	200	224
Prepaid insurance	308	404
Prepaid ground rent	97	97
Other	862	985
Total	$11,498	$8,353

8.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$5,636	$3,173
Performance bonus payable	521	474
Tenant security deposits	2,759	2,755
Distribution payable	3,500	2,884
Subscriptions received in advance	9,558	34,475
Property taxes payable	592	1,377
Repurchase payable	1,149	—
Lease liability - operating lease	205	230
Deferred income	96	246
Payable for unsettled investment	—	4,975
Total	$24,016	$50,589

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
(in thousands, except share and per share data)
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
Mortgage note payable(1)(2)	$4,475	$4,504	7.50%	October 2026
Mortgage note payable(2)	7,652	7,775	5.19%	June 2027
Mortgage note payable(2)	8,385	8,457	3.75%	April 2028
Mortgage note payable(2)	5,854	5,887	5.59%	April 2028
Mortgage note payable(2)	16,713	16,797	4.28%	November 2029
Mortgage note payable(3)	45,504	45,746	3.59%	September 2030
Mortgage note payable(4)	34,405	34,578	3.85%	January 2031
Mortgage note payable(2)	1,897	1,912	4.35%	February 2031
Mortgage note payable(5)	22,964	23,069	4.01%	January 2032
Mortgage note payable(2)	13,435	13,535	4.00%	March 2032
Mortgage note payable(6)	31,652	31,652	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(8)	76,250	76,250	5.80%	November 2030
Mortgage note payable(9)	16,900	—	6.01%	March 2031
Mortgage note payable(2)	35,590	35,590	6.12%	January 2031
Mortgage note payable(2)	555	628	5.75% to 6.38%	February 2037 through January 2039
Notes payable(10)	—	44	7.00%	January 2026
Total	343,111	327,304
Discounts and deferred financing costs, net	(4,164)	(4,040)
Total mortgages and other loans payable, net	$338,947	$323,264
_______________________________________
(1) On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other things, the extension of the original maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%.
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
(9) Interest only payment loan through March 2030, at which time monthly principal payments are due through maturity date.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
(10) These loans, which are owed to private parties, bore interest rates of 7%. The loan was paid off in January 2026.

Mortgage Note Payable

On March 26, 2026, in connection with the acquisition of the Mt. Elliott Property, the Company entered into a mortgage loan with an unaffiliated lender for borrowings of $16.9 million. The loan bears interest at a rate equal to one-month Term SOFR plus a margin of 2.15% and matures in March 2031. The loan requires interest-only payments through March 2030, after which monthly principal payments of $27 thousand commence in April 2030. Concurrently, the Company entered into an interest rate swap agreement, effective from March 26, 2026 through March 26, 2029, that fixes the one-month term SOFR at 3.86%.

Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million, allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to 1M Term SOFR plus 3.50% per annum. As of March 31, 2026 and December 31, 2025, the interest rate was 7.16% and 7.19%, respectively. As of March 31, 2026 and December 31, 2025, the Credit Facility had an outstanding principal balance of $13.7 million and $13.1 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s condensed consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of March 31, 2026 and December 31, 2025, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term on all of the CapGrow Portfolio, among others.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of March 31, 2026 were as follows for the Company (amounts in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2026 (nine months)	$7,441	$—	$3	$7,444
December 31, 2027	11,417	13,654	5	25,076
December 31, 2028	17,365	—	7	17,372
December 31, 2029	19,664	—	8	19,672
December 31, 2030	185,860	—	10	185,870
Thereafter	101,364	—	19,107	120,471
	$343,111	$13,654	$19,140	$375,905

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Authorized Capital Stock

As of March 31, 2026, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class I-S Shares	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,300,000,000
Preferred Stock	100,000,000	$0.01
	2,400,000,000

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Common Stock

The following table details the movement in the Company’s outstanding shares of common stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2025	20,510,611	6,345,659	9,483,386	7,011,253	1,745,168	51,051	45,147,128
Common stock issued	2,693,820	—	4,929,416	728,102	58,803	9,032	8,419,173
Distribution reinvestment	421	70,030	8,617	76,049	3,113	983	159,213
Shares repurchased	—	(233,140)	—	(32,718)	(1,029,488)	—	(1,295,346)
March 31, 2026	23,204,852	6,182,549	14,421,419	7,782,686	777,596	61,066	52,430,168

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. During the three months ended March 31, 2026 and 2025, the Company repurchased 1,295,346 and 1,216,867 shares under the Repurchase Plan for $14.5 million and $13.0 million, respectively.

Distributions

To comply with the REIT provisions of the Code, the Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders.

Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor, and/or certain other class-specific fees, as applicable. The following table details the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.2007	$0.2007	$0.2007	$0.2007	$0.2007	$0.2007
Distribution fee per share of common stock	—	(0.0139)	—	(0.0139)	—	—
Net distributions declared per share of common stock	$0.2007	$0.1868	$0.2007	$0.1868	$0.2007	$0.2007

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

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (the “Compensation Plan”), which provides independent directors an annual compensation of $100,000 consisting of a number of restricted shares (the “Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (the “Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Any Grant of Class E restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

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

As of March 31, 2026, 395,870 shares of common stock remain available for issuance under the Compensation Plan. For the three months ended March 31, 2026 and 2025, total share-based compensation recognized was less than $0.1 million, respectively. The Company adopted the policy of accounting for forfeitures as they occur. As of March 31, 2026, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the year	$2,191	$1,648
Issuance of Class E units	4,022	30
Distributions	(106)	(29)
GAAP income allocation	48	1
Adjustment to carrying value of redeemable equity instrument	79	23
Ending balance	$6,234	$1,673

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

11.RELATED PARTY TRANSACTIONS

Due from Related Parties

Since our initial investment, CapGrow has overseen the day to day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of March 31, 2026 and December 31, 2025, there were no reimbursement of expenses due from the Neptune JV.
Due to Related Parties

The components of due to related parties of the Company are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued management fee	$391	$380
Accrued performance participation allocation	587	3,940
Due to adviser	1	1
Advanced organization and offering costs	2,061	2,233
Due to affiliates, net	35	14
	$3,075	$6,568

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Management Fee

The Company pays the Adviser an annual asset management fee equal to 0.50% of the NAV of the Company’s Class F and Class FF Common Shares, and 0.75% of the NAV of the Company’s Class AA, Class A and Class I-S Common Shares. If in the future the Company sells other classes of shares, the Company will pay the Adviser a management fee of 1.25% of the aggregate NAV of Class S Common Shares, Class D Common Shares and Class I Common Shares, per annum, payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E Common Shares or Class E Units, which are only expected to be held by Sculptor, its personnel and affiliates. In calculating the management fee, the Company will use its NAV and the NAV of the Operating Partnership units not held by the Company before giving effect to monthly accruals for the management fee, the performance participation allocation, distribution fees or distributions payable on the Company’s shares of stock or Operating Partnership units.

The management fee, which is due monthly in arrears, may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of our Operating Partnership. The Adviser may defer the payment of management fee at its discretion.

During the three months ended March 31, 2026 and 2025, the Company incurred management fees amounting to $0.6 million and $0.4 million, respectively.

During the three months ended March 31, 2026, the Company issued 50,221 Class E shares as payment for the management fee from November 2025 through January 2026. During the three months ended March 31, 2025, the Company issued 37,209 Class E shares as payment for the management fee from November 2024 through January 2025.

As of March 31, 2026 and December 31, 2025, the Company owed management fees amounting to $0.4 million and $0.4 million, respectively.

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

The performance allocations are accrued on a monthly basis and are paid on an annual basis. During the three months ended March 31, 2026, the Company accrued performance allocation of $0.6 million. During the three months ended March 31, 2025, there was no performance allocation accrued. In January 2026, the Company issued 335,843 Class E units to the Special Limited Partner as payment for the 2025 performance allocation.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of March 31, 2026 and December 31, 2025, the Company owed the Adviser less than $0.1 million for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of March 31, 2026 and December 31, 2025, the Company owed offering and organization costs of $2.1 million and $2.2 million, respectively.

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
As of March 31, 2026 and December 31, 2025, the Company had accrued $0.5 million and $0.5 million, respectively, based on estimated hypothetical distributions, which was partly based on the fair market value of the CapGrow investment at the end of the performance period. The accrued amount is included in accounts payable and other liabilities on the condensed consolidated balance sheets.

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

During the three months ended March 31, 2026 and 2025, the total property and asset management fees which were included in property operating expenses in the condensed consolidated statements of operations, were $0.1 million.

As of March 31, 2026 and December 31, 2025, the amounts due to affiliates under the property management agreements totaled $0.1 million and less than $0.1 million.

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

As of March 31, 2026 and December 31, 2025, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. The fair value of this interest rate cap is presented as part of other assets in the condensed consolidated balance sheets. On March 26, 2026, the Company entered into an interest rate swap agreement related to the mortgage payable held by Mt. Elliott Property. The fair value of the Mt. Elliott interest rate swap approximated cost as of March 31, 2026.

During the three months ended March 31, 2026, the Company recorded an unrealized gain on derivative instrument of $20 thousand which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded unrealized loss on derivative instrument amounting to $0.4 million which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations.

The following table summarizes the fair value, notional amount and other information related to these instruments as of March 31, 2026 and December 31, 2025, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	March 31, 2026	December 31, 2025
Interest rate cap	$20,880	SOFR	1.00%	October 2023	November 2028	$1,343	$1,324
Interest rate swap	$16,990	SOFR	3.86%	March 2026	March 2029	$—	$—
						$1,343	$1,324

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

As of March 31, 2026, the valuation of certain investments in real estate debt were classified as Level 3 within the fair value hierarchy. During the three months ended March 31, 2026, the Company recorded less than $0.1 million loss related to these investments.

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

The following table summarizes the significant unobservable inputs used in the valuation of Level 3 investments included in investments in real estate debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25% - 12.75%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.20%	Decrease
Senior secured term loan	Discounted cash flow	Discount rate	10.57%	Decrease
Revolving credit facility	Discounted cash flow	Discount rate	10.57%	Decrease

	December 31, 2025
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.03%	Decrease

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

Investments in Real Estate Debt
Balance as of December 31, 2025	$53,562
Purchases	67,100
Paid-in-kind interest	1,164
Net unrealized gain / (loss) included in earnings	(60)
Balance as of March 31, 2026	$121,766

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

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$343,111	$338,460	327,304	322,001
Revolving credit facility	13,654	13,654	13,133	13,133
	$356,765	$352,114	340,437	335,134
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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through July 2035. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of March 31, 2026, 49 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 515 of the CapGrow Portfolio properties, representing 23% of the Company’s total assets. As of December 31, 2025, 49 subsidiaries of Sevita leased approximately 519 of CapGrow Portfolio properties, representing 26% of the Company’s total assets. Leases with Sevita accounted for 33% and 37% of the Company’s total rental revenues for the three months ended March 31, 2026 and 2025, respectively. These leases had various expiration dates extending through June 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 432 and 433 of CapGrow’s properties and 20% and 22% of total assets as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, properties guaranteed by Sevita represented 28% and 32% of the total rental revenues, respectively.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

For both the three months ended March 31, 2026 and 2025, there were two and three tenants that each represented more than 5% of total rental income, which collectively represented 39% and 50% of the Company’s rental revenue, respectively.

While this represents a significant concentration risk with regard to revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Minnesota, Texas, Ohio, Arizona, and Pennsylvania.

Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of March 31, 2026 expire on or before July 2026 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of March 31, 2026, the future minimum rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2026 (nine months)	$33,516
December 31, 2027	38,807
December 31, 2028	28,800
December 31, 2029	26,388
December 31, 2030	22,045
Thereafter	129,002
$278,558

The components of lease income from operating leases are as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Fixed lease payments	$14,070	$11,736
Variable lease payments	366	81
Total	$14,436	$11,817

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

During the three months ended March 31, 2026 and 2025 rent expense, which is included in general and administrative in the condensed consolidated statements of operations, was less than $0.1 million for each period.

The following table reflects the future minimum lease payments as of March 31, 2026 (in thousands):

Year Ending
December 31, 2026 (nine months)	$82
December 31, 2027	112
December 31, 2028	19
December 31, 2029	—
December 31, 2030	—
Total minimum lease payments	213
Imputed interest	(8)
Total operating lease liabilities	$205

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

16.SEGMENT REPORTING

The Company operates in five reportable segments as of March 31, 2026: Residential (Business), Student Housing, Commercial Properties, Industrial Properties and Investments in Real Estate Debt. Prior to the acquisition of various real estate debt, the two parking garages, the Marysville Property and the Mt. Elliott Property, the Company operated in two reportable segments.

The following table details the total assets by segment (in thousands):

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Residential (Business)	$499,635	$503,137
Student Housing	54,822	56,116
Commercial Properties	8,359	8,226
Industrial Properties	149,988	123,105
Investments in Real Estate Debt	170,532	102,057
Other (Corporate)	45,606	70,415
Total assets	$928,942	$863,056

The following table details the financial results of operations by segment for the three months ended March 31, 2026 and 2025 (in thousands):

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2026
	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$10,050	$1,352	$571	$2,463	$—	$—	$14,436
Other revenue	150	174	—	122	—	(2)	$444
Total revenues	10,200	1,526	571	2,585	—	(2)	14,880
Expenses
Property operating expenses	346	726	102	193	—	—	1,367
General and administrative	962	217	19	23	—	1,601	2,822
Total expenses	1,308	943	121	216	—	1,601	4,189
Segment net operating income (loss)	$8,892	$583	$450	$2,369	$—	$(1,603)	$10,691
Income from an unconsolidated joint venture	31	—	—	—	—	—	31
Income from investments in real estate debt, net	—	—	—	—	4,482	—	4,482
Gain on sale of real estate	29	—	—	—	—	—	29
Interest expense, net	(3,013)	(486)	—	(1,144)	—	248	(4,395)
Impairment of investments in real estate	(282)	—	—	—	—	—	(282)
GAAP segment income (loss)	$5,657	$97	$450	$1,225	$4,482	$(1,355)	$10,556

Other segment income (expense)(1)	(4,278)	(561)	(170)	(1,002)	(280)	(1,182)	(7,473)
Net income (loss)	1,379	(464)	280	223	4,202	(2,537)	3,083
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(91)	46	(42)	—	—	—	(87)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	(48)	(48)
Net income (loss) attributable to SDREIT stockholders	$1,288	$(418)	$238	$223	$4,202	$(2,585)	$2,948
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$10,116	$1,659	$42	$—	$—	$11,817
Other revenue	176	223	—	—	—	399
Total revenues	10,292	1,882	42	—	—	12,216
Expenses
Property operating expenses	337	766	4	—	—	1,107
General and administrative	1,101	187	14	233	950	2,485
Total expenses	1,438	953	18	233	950	3,592
Segment net operating income (loss)	8,854	929	24	(233)	(950)	8,624
Income from an unconsolidated joint venture	30	—	—	—	—	30
Income from investments in real estate debt, net	—	—	—	816	—	816
Gain (loss) on sale of real estate	18	—	—	—	—	18
Interest expense, net	(2,945)	(480)	—	—	404	(3,021)
Impairment of investments in real estate	(753)	—	—	—	—	(753)
GAAP segment income (loss)	$5,204	$449	$24	$583	$(546)	$5,714

Other segment income (expense)(1)	(4,600)	(916)	(26)	—	(433)	(5,975)
Net income (loss)	604	(467)	(2)	583	(979)	(261)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(44)	47	—	—	—	3
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(1)	(1)
Net income (loss) attributable to SDREIT stockholders	$560	$(420)	$(2)	$583	$(980)	$(259)
_______________________________________
(1) Includes property expenses not key to CODM, including depreciation and amortization and unrealized gain (loss) on derivative instruments as well as corporate expenses, including management fees and performance participation allocation.

17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to March 31, 2026, the Company issued the following shares at aggregate gross proceeds of $54.6 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	3,550,654	$41,793
Class AA Shares	999,619	11,355
Class A Shares(2)	133,604	1,485
Total	4,683,877	$54,633
_______________________________________
(1) Includes 33,215 shares, or $0.4 million issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $0.1 million for Class AA Shares.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to March 31, 2026:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
March 31, 2026	March 31, 2026	$0.0671	$0.0623	$0.0671	$0.0623	$0.0671	$0.0671	April 10, 2026
April 30, 2026	April 30, 2026	$0.0670	$0.0623	$0.0670	$0.0624	$0.0670	$0.0670	May 12, 2026
Acquisitions

•On May 1, 2026, the Company, through a wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into a joint venture (the “MIH Member JV”) with various investment funds that are managed by affiliates of our Adviser. The Company is committed to contribute approximately $87.0 million to the MIH Member JV for an approximately 33% interest in such joint venture. The MIH Investor is the managing manager of MIH Member JV. Also on May 1, 2026, MIH Member JV entered into a joint venture agreement with Trinity Hotel Acquisitions LLC (“Trinity”), pursuant to which the MIH Member JV holds an 85% interest and Trinity holds a 15% interest in the joint venture (“MIH JV”). On May 1, 2026, MIH JV acquired the JW Marriott Marco Island Beach Resort (the “Property”), a hotel located at 400 South Collier Boulevard, Marco Island, Florida. The Property includes an 809-key beach resort, more than 10 acres of private beachfront land and two 18-hole golf courses. The MIH JV acquired a fee simple interest in the Property. The aggregate purchase price for the Property was $835.0 million, excluding transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV. At closing, the Company funded our proportionate share of the purchase price of $55.1 million, after netting a $5.1 million nonrefundable deposit that we made in February 2026 as a result of the purchase agreement entered into between the indirect subsidiaries of MIH JV and the third-party sellers. As of May 1, 2026, the Company has a commitment to fund the remaining $26.8 million.

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

As of March 31, 2026, the Company’s investments in real estate consisted of (a) through its wholly-owned subsidiary, CapGrow Holdings Member LLC (the “CapGrow Member”), a 93.38% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, (b) a 90.00% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas, (c) an 85.10% controlling interest in a joint venture that owns two parking garage properties located in Rochester, New York, (d) a 100.00% equity interest in a 1.3 million square foot distribution center located in Marysville, Ohio (the “Marysville Property”) that is 100.00% leased on a long-term basis to a wholly-owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE, and (e) a 98.00% ownership interest in a joint venture that owns an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”) that is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

In 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC, and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect noncontrolling interest in Neptune JV. This investment is accounted under the equity method of accounting.

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of March 31, 2026, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 75 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, (iv) a financing facility to an equestrian show operator (the “Equestrian Loan Facility”) that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion) and (v) investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result of ongoing geopolitical instability, including the military conflict in the Middle East and its effects on global energy markets and oil prices, global trade disruption and uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). Elevated energy costs, including rising oil prices resulting from geopolitical conflict, as well as global trade disruptions and tariff-related uncertainties, have contributed to increased market volatility and may negatively impact economic conditions going forward. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked in all of its mortgage loans at favorable fixed interest rates, which represented approximately 60% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56% through November 2028 and a three-year interest rate protection agreement to fix the variable interest rate of the Mt. Elliott mortgage to 6.01% through March 2029. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $13.7 million as of March 31, 2026. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of less than $0.1 million during the three months ended March 31, 2026. See “Liquidity and Capital Resources — Capital Resources” below. With respect to the Veterinary Real Estate Company, the Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest rates will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operation and financial condition. The senior loan ahead of our junior mortgage loan collateralized by the casino and hotel property is a variable rate loan. An increase in interest rates may limit the cash flow available to pay our junior mortgage loan. With respect to the Equestrian Loan Facility, the senior financing and revolver loan components bear interest at a floating rate indexed to SOFR, and higher interest rates may increase the equestrian show operator’s financing costs and adversely affect its ability to service its obligations to us. The equestrian industry is subject to discretionary consumer spending trends and sector-specific risks, including event cancellations, equine infectious diseases, changes in U.S. Equestrian Federation rules and licensing policies, weather-related disruptions, and changing participation rates, any of which could adversely affect the operator’s financial performance and its ability to meet its obligations under the Equestrian Loan Facility. The complex capital structure of the Equestrian Loan Facility, which includes senior financing, preferred equity and a revolver loan, means that our recovery in a distress scenario may be subject to structural subordination risks. With respect to the Mt. Elliott Property, the property is leased on a triple-net basis to a single tenant that is a subsidiary of a global steel producer whose primary customers for products from this facility are in the automotive sector. The financial performance of our investment is therefore dependent on the financial health of a single tenant and its parent. The steel and auto industries are subject to significant cyclicality and is particularly sensitive to changes in global trade policy, including tariffs and import restrictions, as well as consumer spending, which in the current environment could adversely affect the tenant’s operations and ability to meet its lease obligations. The mortgage loan on the Mt. Elliott Property bears interest at a floating rate indexed to SOFR, which is fixed through an interest rate swap through March 2029, after which the loan will revert to a floating rate and expose the Company to interest rate risk. Each of the Marysville Property and the Mt. Elliott Property is leased to a single tenant, and as such each carries concentrated credit risk tied to the financial strength of a sole tenant. In the event of an early vacancy at either property, it may require significant time, capital, and potential subdivision of the space to successfully re-lease the property, which could adversely affect the Company’s results of operations and financial condition,

High interest rates will also increase the federal government’s interest payments and contribute to growing federal deficits, which deficits may lead to efforts to cut federal spending. Such efforts could result in lower Medicaid expenditures, on which CapGrow’s lessees and tenants rely. In addition, inflation, which has been pronounced over the last three years, may result in higher general and administrative expenses for our Company and for our tenants. Insurance costs in certain markets have increased more than inflation due to property locations in high risk markets, increased claims due to natural disasters, higher property replacement costs, and fewer insurers serving high risk markets. Further, state and local governments may also look to increase real estate taxes and other related fees in order to offset lower revenues from other sources. While CapGrow’s, the Veterinary Real Estate Company’s, the Marysville Property’s and the Mt. Elliott Property’s leases are triple net or modified net, high insurance costs and real estate taxes may result in higher overall occupancy expenses for tenants, as well as for the Company’s assets for which the Company is responsible to pay these costs.

The current geopolitical environment, including the ongoing military conflict in the Middle East, global trade disruption, and uncertainty regarding U.S. and foreign trade, economic, tax and other policies, may result in changes, reductions, or cancellation of government programs and funding which may directly or indirectly impact CapGrow’s tenants and lessees. Sustained elevated oil prices and energy costs resulting from geopolitical conflict may also result in higher operating costs for tenants and may adversely impact their financial condition. Changes in the financing programs previously available through Freddie Mac for CapGrow may impact the availability and cost of future financings and refinancings. Changes in laws and regulations, both at the federal and state level, may impact the ownership of single family homes by institutional or corporate owners, including, without limitation, imposing limitations on future acquisitions by such owners, reducing the buyer market for single family home portfolios, and changing tax policies applicable to such owners. Government programs and funding for universities and their students may also be changed, reduced, or cancelled which may directly or indirectly affect University Courtyard’s tenants.

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
..

Q1 2026 Highlights

Operating Results
•We declared monthly distributions totaling $9.9 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	7.02%	6.59%	6.83%	6.65%	7.23%	7.26%
Year-to-Date Total Return, without upfront selling commissions(2)	1.57%	1.79%	2.06%	1.60%	1.80%	1.81%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	(0.39)%	(0.17)%	2.06%	(0.36)%	(0.17)%	(0.16)%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.34%	10.01%	11.25%	8.94%	9.87%	13.36%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	10.65%	9.26%	11.25%	7.93%	8.55%	11.41%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the March 2026 distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized.
(3)	There were no selling commissions charged in respect of the Class F, Class A, Class I-S, and E shares. No upfront selling commissions were assumed for Class E shares.
Investments
•In January 2026, we closed a $65.0 million financing facility to an equestrian show operator. The Equestrian Loan Facility consists of (i) $40.0 million of senior financing, (ii) $25.0 million of preferred equity, (iii) a $5.0 million revolver loan available for drawdown, and (iv) an optional $10.0 million delayed-draw term loan (that is at our sole discretion). As of March 31, 2026, $2.1 million has been drawn down on the revolver loan.
•In March 2026, through a joint venture in which we hold a 98% ownership interest, we acquired an industrial facility located in Detroit, Michigan for an aggregate purchase price of $26.8 million, including transaction costs. The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE, with a remaining lease term through December 2036.
•We acquired three vacant homes through CapGrow at an aggregate purchase price of $0.9 million during the three months ended March 31, 2026, which were leased to tenants concurrent with the acquisitions.
•We sold five CapGrow homes for aggregate net proceeds of $2.0 million during the three months ended March 31, 2026.

Capital and Financing Activities

•During the three months ended March 31, 2026, we raised an aggregate of $98.5 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares of $14.5 million.
•CapGrow incurred net additional borrowings of $0.5 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended March 31, 2026.
•CapGrow repaid $1.1 million of its existing mortgage loans as part of its scheduled debt service payments and asset sales during the three months ended March 31, 2026.
•The acquisition of the Mt. Elliott Property was partly financed with $16.9 million of third-party debt.
Subsequent Event Highlights

•Subsequent to March 31, 2026, we raised aggregate gross proceeds of $54.6 million from the sale of our common shares and repurchased $1.0 million of our common shares.
•On May 1, 2026, we, through a wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into a joint venture (the “MIH Member JV”) with various investment funds that are managed by affiliates of our Adviser. We are committed to contribute approximately $87.0 million to the MIH Member JV for an approximately 33% interest in such joint venture. The MIH Investor is the managing manager of MIH Member JV. Also on May 1, 2026, MIH Member JV entered into a joint venture agreement with Trinity Hotel Acquisitions LLC (“Trinity”), pursuant to which the MIH Member JV holds an 85% interest and Trinity holds a 15% interest in the joint venture (“MIH JV”). On May 1, 2026, MIH JV acquired the JW Marriott Marco Island Beach Resort (the “Property”), a hotel located at 400 South Collier Boulevard, Marco Island, Florida. The Property includes an 809-key beach resort, more than 10 acres of private beachfront land and two 18-hole golf courses. The MIH JV acquired a fee simple interest in the Property. The aggregate purchase price for the Property was $835.0 million, excluding transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV. At closing, we funded our proportionate share of the purchase price of $55.1 million, after netting a $5.1 million nonrefundable deposit that we made in February 2026 as a result of the purchase agreement entered into between the indirect subsidiaries of MIH JV and the third-party sellers. As of May 1, 2026, we have a commitment to fund the remaining $26.8 million.

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our portfolio of real estate as of March 31, 2026:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Unit/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands) (5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,123 units	98%	$31,443	$556,000	$10,200	69%
Student Housing	1	792 beds	73%	$6,831	70,300	1,526	10%
Commercial Properties	2	564,990 sq ft	100%	$2.87	11,800	571	4%
Industrial Properties	2	1,594,114 sq ft	100%	$6.80	140,800	2,585	17%
Total	5				$778,900	$14,882	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties, occupancy is defined as the percentage of occupied homes as of March 31, 2026. For student housing, occupancy is defined as the percentage of occupied beds as of March 31, 2026. The two parking garages included under the Commercial Properties have leases in place with a national parking operator. The distribution center and the industrial facility under Industrial Properties are each 100% leased to single tenants.
(3)    Average effective annualized base rent represents the annualized base rent for the three months ended March 31, 2026 per leased unit, bed, or square foot, and excludes tenant recoveries, straight line rent, variable rent, and above-market and below-market lease amortization.
(4)    Based on fair value of the real estate as of March 31, 2026.
(5)        Segment revenue is presented for the three months ended March 31, 2026.
(6)     Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.6 million.

The following table provides additional information regarding our portfolio of real estate as of March 31, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Purchase Price ($ in thousands)	Sq. Feet / Units/ Beds / Homes / Square Feet
Business:
CapGrow(2)	N/A	Various	January, July and October 2023 and December 2024	93.38%	$455,000	1,123 units
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	58,000	792 beds
Commercial Properties:
Rochester Garages	2	New York	May 2025	85.10%	8,500	564,990 sq ft
Industrial Properties:
Marysville Property	1	Ohio	October 2025	100.00%	122,982	1,280,496 sq ft
Mt. Elliott Property	1	Michigan	March 2026	98.00%	26,788	313,618 sq ft
Total	5				$671,270

______________________________________________

(1)    Ownership interest as of March 31, 2026. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated joint ventures on our condensed consolidated balance sheets.
(2)    Purchase price represents the total enterprise value at the initial acquisition date of January 4, 2023.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2026 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire in or within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (nine months)	110	$3,098	6%	285	6%
2027	491	13,264	27%	987	22%
2028	87	3,430	7%	207	5%
2029	113	3,283	7%	228	5%
2030	182	5,278	11%	389	9%
2031	70	2,967	6%	199	5%
2032	24	2,598	5%	151	3%
2033	3	94	—%	8	—%
2034	14	1,016	2%	52	1%
2035	6	579	1%	30	1%
Thereafter	2	14,371	28%	1,908	43%
Total	1,102	$49,978	100%	4,444	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of March 31, 2026 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of March 31, 2026. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 49 different care providers, there are two that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed approximately 39% of the Company’s rental income for the three months ended March 31, 2026. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of March 31, 2026, there are 49 separate subsidiaries of Sevita that have leased 515 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 33% of the Company’s rental income for the three months ended March 31, 2026, and 23% of the Company's total assets as of March 31, 2026. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 432 of CapGrow’s properties, which represents approximately 28% of the Company’s rental income for the three months ended March 31, 2026, and 20% of the Company’s total assets as of March 31, 2026. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk.

Sevita’s audited financial statements for its fiscal years ended September 30, 2025 and 2024 are available at Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2025. We rely on certain third parties (including Sevita) to provide us with accurate financial statements and other financial information necessary for our financial reporting and compliance obligations. We did not independently verify the financial information provided to us by Sevita. There is a risk that we may not receive such financial information from these third parties in a timely manner, or at all, in the next fiscal year. Any failure by these third parties to provide the required accurate financial information could delay our ability to meet our financial reporting obligations, hinder our decision-making processes, and impair our ability to provide accurate and timely disclosures to our investors. In such circumstances, we may also be unable to accurately assess our financial position or results of operations, which could result in negative consequences for our business, including potential regulatory actions or harm to our reputation.

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through March 31, 2026. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of March 31, 2026 (in thousands):

			March 31, 2026
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
Preferred equity(1)	12.25%(2)	N/A(3)	$37,044	$37,044	$37,044
Preferred equity(1)	12.75%(4)	January 2029	25,682	25,682	25,682
Junior mortgage loan	1M Term SOFR + 7.50% (5)	May 2030	17,000	17,000	16,940
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	4,856
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	2,100	2,100	2,100
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,003
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	2,500
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	5,012
CMBS - floating	1M Term TSFR + 3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	6,281
			$170,107	$170,096	$169,918
_______________________________________
(1) Investment in preferred equity includes original stated balance plus paid-in-kind interest as of March 31, 2026.
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
(4) Interest accrues daily on a 360‑day year and is compounded quarterly.
(5) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.50% with an adjusted 1M Term SOFR floor of 3.00%.
(6) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.00% prior to the first anniversary of the closing date, 7.50% from and after the first anniversary through the second anniversary, and 8.00% thereafter. Adjusted 1M Term SOFR floor is 3.25%.
(7) Interest accrues monthly at a rate of adjusted 1M Term SOFR+ 7.00% prior to the first anniversary of the closing date, 7.50% from and after the first anniversary through the second anniversary, and 8.00% thereafter. Adjusted 1M Term SOFR floor is 3.25%. Unused commitment fee accrues daily at a rate of 0.25% per annum and is paid monthly.
(8) Revolver loan has draws outstanding of $0.6 million and $1.5 million that were made in February 2026 and March 2026, respectively. The revolving credit facility matures on January 14, 2029. However, the revolver loan must be paid down to$2.0 million or less once during each calendar year.
Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Revenues
Rental revenue	$14,436	$11,817	$2,619
Other revenue	444	399	45
Total revenues	14,880	12,216	2,664

Expenses
Property operating expenses	1,367	1,107	260
Management fees	595	433	162
Performance participation allocation	587	—	587
General and administrative	2,822	2,485	337

	Three Months Ended March 31,
	2026	2025	Change
Depreciation and amortization	6,031	5,161	870
Total expenses	11,402	9,186	2,216

Operating income	3,478	3,030	448

Other income (expense):
Interest expense, net	(4,395)	(3,021)	(1,374)
Impairment of investments in real estate	(282)	(753)	471
Income from investments in real estate debt, net	4,482	816	3,666
Income (loss) from an unconsolidated entity	31	30	1
Unrealized gain (loss) on derivative instruments	20	(381)	401
Gain on sale of real estate	29	18	11
Other expenses	(280)	—	(280)
Total other income (expense)	(395)	(3,291)	2,896
Net income (loss)	$3,083	$(261)	$3,344
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	(87)	3
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(48)	(1)
Net loss attributable to SDREIT stockholders	$2,948	$(259)
Net loss per common share - basic and diluted	$0.06	$(0.01)
Weighted-average common shares outstanding - basic and diluted	50,321,128	31,744,954

Rental Revenue

Rental revenue from property operations increased by $2.6 million from $11.8 million during the three months ended March 31, 2025 to $14.4 million during the three months ended March 31, 2026, which was primarily due to the acquisition of the Marysville Property in October 2025 and the parking garages in March 2025, which generated rental income of $2.4 million and $0.5 million, respectively in 2026. The increase was partially offset by a decrease in rental income of $0.3 million from University Courtyard as a result of decreased occupancy.

Other Revenue

Other revenue remained flat at $0.4 million during the three months ended March 31, 2026 and 2025.

Property Operating Expenses

Property operating expenses increased by $0.3 million from $1.1 million during the three months ended March 31, 2025 to $1.4 million during the three months ended March 31, 2026 primarily due to the acquisitions of the Marysville Property and the parking garages in 2025.

Management Fees

Management fees increased by $0.2 million from $0.4 million during the three months ended March 31, 2025 to $0.6 million for the three months ended March 31, 2026. The increase was due to the increase in net asset value partly driven by the capital raised and appreciation of our investments since the first quarter of 2025.

Performance Participation Allocation

Performance participation allocation was $0.6 million during the three months ended March 31, 2026. There was no such performance participation allocation during the three months ended March 31, 2025 as a result of the performance metrics that would result in such participation allocation not being met as of March 31, 2025.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $2.5 million during the three months ended March 31, 2025 to $2.8 million for the three months ended March 31, 2026, which was primarily due to higher professional fees.

Depreciation and Amortization

Depreciation and amortization increased by $0.8 million from $5.2 million during the three months ended March 31, 2025 to $6.0 million for the three months ended March 31, 2026 primarily due to the depreciation and amortization expenses associated with the Marysville Property and the parking garages that were acquired in 2025. This was partially offset by lower amortization expense from decreasing balance of intangible assets associated with in-place leases and leasing commissions as they were being fully amortized or written off over the years.

Interest Expenses, net

Interest expenses, net increased by $1.4 million from $3.0 million during the three months ended March 31, 2025 to $4.4 million for the three months ended March 31, 2026 primarily due to interest expense associated with the acquisition of the Marysville Property that was partly financed through debt. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the period.

Impairment of Investments in Real Estate
Impairment of investments in real estate decreased $0.5 million from $0.8 million during the three months ended March 31, 2025 to $0.3 million for the three months ended March 31, 2026. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

Income from investments in real estate debt, net increased by $3.7 million from $0.8 million during the three months ended March 31, 2025 to $4.5 million during the three months ended March 31, 2026. The increase was due to our investments in (i) the Equestrian Loan Facility in January 2026, (ii) $35.3 million of CMBS since the first quarter of 2025, (iii) the preferred equity in a private real estate company in March 2025 and (iv) a junior mortgage loan collateralized by a casino and hotel property in May 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain on derivative instruments of $20 thousand for the three months ended March 31, 2026 as opposed to unrealized loss on derivative instruments of $0.4 million for the three months ended March 31, 2025, pertained to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate increased by $11 thousand from $18 thousand during the three months ended March 31, 2025 to $29 thousand for the three months ended March 31, 2026 were related to gain recognized by CapGrow on the sale of its properties.

Other Expenses

Other expenses of $0.3 million for the three months ended March 31, 2026 was related to estimated tax expense on income generated from the Equestrian Loan Facility.

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

We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) management fees paid in shares or Operating Partnership units, even if subsequently repurchased by us, (ii) realized losses (gains) on financial instruments, (iii) recurring tenant improvements, leasing commissions, and other capital expenditures, and (iv) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes (i) adjustments for working capital items and (ii) amortization of discounts and premiums on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.

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
The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT stockholders for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to SDREIT stockholders	$2,948	$(259)
Adjustments to arrive at FFO:
Depreciation and amortization	6,031	5,161
Gain on sale of real estate	(29)	(18)
Impairment on investments in real estate	282	753
Amount attributable to non-controlling interests in the consolidated subsidiary for above adjustments	(383)	(441)
Unconsolidated entities depreciation and noncontrolling interests adjustments	3	3
FFO attributable to SDREIT stockholders	$8,852	$5,199
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(528)	(111)
Amortization of below-market lease intangibles	(1,069)	(1,856)
Amortization of discount on mortgage and other loans payable	68	68
Amortization of deferred financing fees - property level	134	81
Amortization of restricted stock awards	51	61
Organizational costs and transaction costs	163	269
Origination fees	(651)	(350)
Non-cash performance participation allocation	587	—
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	181	366
Paid-in-kind interest	(1,164)	(128)
Amount attributable to unconsolidated entities for above adjustments	(1)	—
Amount attributable to non-controlling interests for above adjustments	65	132
AFFO attributable to SDREIT stockholders	$6,688	$3,731
Recurring tenant improvements and other capital expenditures	(6)	(3)
Management fee	595	433
Stockholder distribution fees paid	—	(122)
FAD Attributable to SDREIT stockholders	$7,277	$4,039

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of March 31, 2026, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the noncontrolling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2026 (amounts in thousands, except per share/unit data):

Components of NAV	March 31, 2026
Investments in real estate (including goodwill)	$805,688
Investment in an unconsolidated joint venture	2,734
Investments in real estate debt	169,850
Cash and cash equivalents	33,515
Restricted cash	16,235
Receivables	3,698
Other assets	8,127
Mortgages, credit facility and financing obligations, net	(373,129)
Accounts payable and other liabilities	(23,483)
Management fee payable	(391)
Accrued participation allocation	(587)
Due to related parties	(35)
Noncontrolling interests in the consolidated subsidiaries	(33,668)
Net Asset Value	$608,554
Number of outstanding shares/units	52,959,802
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$265,954	$69,971	$169,745	$87,331	$8,643	$676	$6,234	$608,554
Number of outstanding shares/ units	23,204,852	6,182,549	14,421,419	7,782,686	777,596	61,066	529,634	52,959,802
NAV Per Share/Unit	$11.4611	$11.3175	$11.7704	$11.2212	$11.1149	$11.0707	$11.7704	$11.4909

The following table details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of March 31, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.2%	6.8%
Student Housing	8.8%	6.3%
Commercial Properties	12.5%	10.0%
Industrial Properties	7.8%	6.0%
These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at March 31, 2026:

Input	Hypothetical Change	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties
Discount Rate	0.25% decrease	1.3%	1.1%	1.5%	1.9%
Discount Rate	0.25% increase	(1.3)%	(1.1)%	(1.4)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.7%	4.3%	0.9%	2.5%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.4)%	(4.0)%	(0.9)%	(2.3)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of March 31, 2026:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate debt (weighted average)	5.01%	5.93%
Variable rate debt (weighted average) (1)	SOFR +2.67%	SOFR +2.37%
___________________________________________________
(1) Includes University Courtyard’s debt obligation without consideration of the effect of the interest rate cap.

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow, University Courtyard and the Marysville Property. Examples of changes in market mortgage interest rates, assuming no other changes to our March 31, 2026 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing	Industrial Properties
Mortgage Interest Rates (weighted average)	0.25% decrease	0.5%	0.3%	0.4%
Mortgage Interest Rates (weighted average)	0.25% increase	(0.5)%	(0.3)%	(0.4)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheets to our NAV as of March 31, 2026 (amounts in thousands):

March 31, 2026
Shareholders’ equity	$462,988
Redeemable non-controlling interest in SDREIT Operating Partnership	6,234
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$469,222
Adjustments:
Accrued organizational and offering costs	2,061
Accumulated depreciation and amortization under GAAP	48,076
Straight line rent receivable	(2,774)
Unrealized net real estate appreciation	91,956
Unvested dividends reinvestment	13
NAV	$608,554
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

Since March 31, 2023, we have declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0671 per share for the month ended March 31, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share class from inception through record date March 31, 2026:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2024	$1.3705	$1.1859	$0.8195	$0.6444	$0.3169	$—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0574	0.0617	0.0572	0.0617	0.0617
April 30, 2025	0.0615	0.0572	0.0615	0.0572	0.0615	0.0615
May 31, 2025	0.0618	0.0574	0.0618	0.0573	0.0618	0.0618
June 30, 2025	0.0621	0.0578	0.0621	0.0578	0.0621	0.0621
July 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	0.0620
August 31, 2025	0.0638	0.0592	0.0638	0.0592	0.0638	0.0638
September 30, 2025	0.0638	0.0594	0.0638	0.0594	0.0638	0.0638
October 31, 2025	0.0643	0.0597	0.0643	0.0597	0.0643	0.0643
November 30, 2025	0.0645	0.0600	0.0645	0.0600	0.0645	0.0645
December 31, 2025	0.0648	0.0601	0.0648	0.0602	0.0648	0.0648
January 31, 2026	0.0668	0.0620	0.0668	0.0620	0.0668	0.0668
February 29, 2026	0.0668	0.0625	0.0668	0.0625	0.0668	0.0668
March 31, 2026	0.0671	0.0623	0.0671	0.0623	0.0671	0.0671
Total	$2.3255	$2.0739	$1.7745	$1.5322	$1.2719	$0.8930
The following table details our net distributions declared for the three months ended March 31, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,016	80%	$4,569	79%
Reinvested in shares	1,964	20%	1,196	21%
Total distributions	$9,980	100%	$5,765	100%

Sources of Distributions
Cash flows from operating activities(1)	$8,289	83%	$5,584	97%
Cash flows from other sources(2)	1,691	17%	181	3%
Total Sources of distribution	$9,980	100%	$5,765	100%

Cash flows from operating activities	$8,289		$5,187
Funds from operations(3)	$8,852		$5,199
Adjusted funds from operations(3)	$6,688		$3,731

___________________________________________________
(1) Includes cash flows from operating activities since inception.
(2) Includes distributions reinvested in shares of our common stock through our distribution reinvestment plan and cash flows from investing activities, such as proceeds from sale of real estate.
(3)See “Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for a description of these metrics, for reconciliations of these amounts to GAAP net income or loss attributable to SDREIT stockholders and for considerations on how to review these metrics.

Subsequent to March 31, 2026, we declared $1.8 million of distributions in cash and $1.7 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $33.5 million of immediate liquidity as of March 31, 2026, which is comprised of cash and cash equivalents, including certain amounts held in anticipation of the closing of the Facility to an equestrian show operator. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

In May 2026, we committed to contribute approximately $87.0 million to MIH Member JV for an approximately 33% interest in the joint venture. MIH Member JV concurrently entered into a joint venture agreement with Trinity to form MIH JV which closed an acquisition of a hotel and two golf courses. At closing on May 1, 2026, we funded our proportionate share of the purchase price of $55.1 million, after netting a $5.1 million nonrefundable deposit that we made in February 2026. As of May 1, 2026, we have a commitment to fund the remaining $26.8 million. See Note Note 17, “Subsequent Events” to our condensed consolidated financial statements for additional information.

Capital Resources

As of March 31, 2026, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of March 31, 2026 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.97%	March 2031	n/a	$343,111
Revolving credit facility(3)	7.15%	February 2027	$50,000	13,654
Financing obligation(4)				23,197
Discount and deferred financing costs, net				(4,483)
Total indebtedness				$375,479
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates, including the effect of applicable interest rate cap or swap, and maturities ranging from October 2026 through January 2039. There were no extension options for any of our loans.
(3)     The revolving credit facility bears interest equal to 1M Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the three months ended March 31, 2026 was 7.15%.
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

As of March 31, 2026, we have received net proceeds of $435.3 million, including proceeds from our distribution reinvestment plan, from issuing an aggregate of 9,210,840 Class F common shares, 6,660,699 Class FF common shares, 7,831,033 Class AA common shares, 1,807,084 Class A common shares, 61,066 Class I-S common shares and 13,860,377 Class E common shares in the private offering. This is in addition to the $150.2 million raised from the sale of 15,024,394 Class F common shares (including reinvestment of distributions) in private transactions that preceded this offering. Additionally, we issued an aggregate $6.2 million, or 561,043 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

As of March 31, 2026, we have repurchased 1,030,382 Class F common shares, 478,150 Class FF common shares, 48,347 Class AA common shares and 1,029,488 Class A common shares, totaling $28.2 million.

Cash Flows
Three Months Ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,		Difference
	2026	2025
Cash flows provided by operating activities	$8,289	5,187	$3,102
Cash flows used in investing activities	(102,850)	(48,641)	(54,209)
Cash flows provided by financing activities	65,961	31,711	34,250
Net change in cash and cash equivalents and restricted cash	$(28,600)	$(11,743)	$(16,857)

Cash flows provided by operating activities increased by approximately $3.1 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to improved operating results with more investments in our portfolio since the first quarter of 2025.

Cash flows used in investing activities increased by approximately $54.2 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to size of investments in real estate properties and real estate debt during the three months ended March 31, 2026 was larger compared to the investments made during the three months ended March 31, 2025.

Cash flows provided by financing activities increased by approximately $34.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to (i) more subscriptions net of repurchases, and (ii) the new mortgage loan related to the acquisition of the Mt. Elliott Property.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2026 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$375,905	$7,444	$42,448	$205,542	$120,471
Organization and offering costs(2)	2,061	515	1,374	172	—
Total	$377,966	$7,959	$43,822	$205,714	$120,471

______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Amount owed to our Adviser as of March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 for the Company. Our exposures to market risk have not changed materially since December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
In January, 2026, the Company issued 335,843 Class E units to the Special Limited Partner as payment for the 2025 performance allocation of $3.9 million. In addition, during the three months ended March 31, 2026, we issued 7,042 Class E units of the Operating Partnership to the Special Limited Partner pursuant to the Operating Partnership’s distribution reinvestment plan reflecting a total purchase price of $82 thousand. Such Class E units in the Operating Partnership may be redeemed by the holder for cash or Class E shares of common stock, at the holder’s option. The offer and sale of these units were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. All other sales of unregistered securities during the three months ended March 31, 2026 were previously reported on a Current Report on Form 8-K.

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

During the three months ended March 31, 2026, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
January 2026	919,040	11.16	919,040	—
February 2026	273,520	11.14	273,520	—
March 2026	102,786	11.17	102,786	—
Total	1,295,346		1,295,346	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through a combination of sales of shares of our common stock and proceeds from asset dispositions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) Not applicable.

(c) During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
10.1*,***	Purchase and Sale Agreement, dated February 27, 2026, by and among MIH PropCo LLC, MIH Rookery LLC, MIH Hammock Bay LLC, Marco Hotel LLC and HB Naples Golf Owner LLC
10.2	Amendment No. 1 to the Sixth Amended and Restated Advisory Agreement among the Registrant, Sculptor Diversified REIT Operating Partnership LP, and Sculptor Advisors LLC dated as of January 13, 2026 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2026 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	May 14, 2026	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ Ellen Conti
Ellen Conti
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 14, 2026	By:	/s/ Scott Ciccone
Scott Ciccone
Chief Accounting Officer
(Principal Accounting Officer)