Form 10-Q
period 2026-06-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2026-08-13
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

As of August 13, 2026, the registrant had the following shares outstanding: 23,559,614 outstanding shares of Class F common stock, 6,272,076 outstanding shares of Class FF common stock, 10,736,634 outstanding shares of Class AA common stock, 875,023 outstanding shares of Class A common stock, 151,507 outstanding shares of Class I-S common stock and 18,059,482 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments in real estate, net	$602,638	$587,861
Investment in unconsolidated entities (includes $60,285 and $0 at fair value as of June 30, 2026 and December 31, 2025, respectively)	61,979	1,725
Investments in real estate debt	166,545	101,855
Cash and cash equivalents	40,310	37,591
Restricted cash	12,815	40,759
Deferred rent and other receivables	6,400	4,009
Goodwill	34,458	34,458
Lease intangible assets, net	47,034	46,445
Other assets	5,561	8,353
Total assets	$977,740	$863,056

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$337,905	$323,264
Revolving credit facility	14,320	13,133
Accounts payable and other liabilities	21,559	50,589
Financing obligation, net	22,959	22,959
Due to related parties	2,340	6,568
Lease intangible liabilities, net	39,684	42,064
Total liabilities	438,767	458,577

Commitment and contingencies
Redeemable non-controlling interest in the Operating Partnership	6,303	2,191

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 23,381,165 and 20,510,611 shares issued and outstanding, respectively	234	205
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,225,383 and 6,345,659 shares issued and outstanding, respectively	62	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 18,018,436 and 9,483,386 shares issued and outstanding, respectively	180	95
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized, 9,147,588 and 7,011,253 shares issued and outstanding, respectively	91	70
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized; 896,015 and 1,745,168 shares issued and outstanding, respectively	9	17
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized; 62,182 and 51,051 shares issued and outstanding, respectively	1	1
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	604,809	459,684
Accumulated deficit and cumulative distributions	(88,549)	(74,167)
Total stockholders’ and members’ equity	516,837	385,968
Non-controlling interests in the consolidated subsidiaries	15,833	16,320
Total equity	532,670	402,288
Total liabilities and equity	$977,740	$863,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$14,724	$11,401	$29,160	$23,218
Other revenue	744	424	1,188	$823
Total revenues	15,468	11,825	30,348	24,041

Expenses
Property operating expenses	1,509	1,247	2,876	2,354
Management fees	626	465	1,221	898
Performance participation allocation	(581)	623	6	623
General and administrative	2,664	2,343	5,486	4,828
Depreciation and amortization	6,407	4,931	12,438	10,092
Total expenses	10,625	9,609	22,027	18,795

Operating income	4,843	2,216	8,321	5,246

Other income (expense):
Interest expense, net	(4,922)	(3,229)	(9,317)	(6,250)
Impairment of investments in real estate	(86)	(1,160)	(368)	(1,913)
Income from investments in real estate debt, net	3,800	1,783	8,282	2,599
Income (loss) from unconsolidated entities	30	29	61	59
Unrealized gain (loss) on derivative instruments	48	(275)	68	(656)
Gain (loss) on sale of real estate	300	218	329	236
Other expenses	(342)	—	(622)
Total other income (expense)	(1,172)	(2,634)	(1,567)	(5,925)
Net income (loss)	3,671	(418)	6,754	(679)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(54)	26	(141)	29
Net loss (income) attributable to redeemable non-controlling interest in the Operating Partnership	(42)	(4)	(90)	(5)
Net income (loss) attributable to SDREIT stockholders	$3,575	$(396)	$6,523	$(655)
Net income (loss) per common share - basic and diluted	$0.06	$(0.01)	$0.12	$(0.02)
Weighted-average common shares outstanding - basic and diluted	56,007,512	35,373,992	53,180,029	33,569,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2026
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at March 31, 2026	$232	$62	$144	$78	$8	$1	$543,555	$(81,092)	$462,988	$16,235	$479,223
Common stock issued	—	—	36	14	1	—	59,159	—	59,210	—	59,210
Repurchase of common stock	—	(1)	—	(1)	—	—	(1,564)	—	(1,566)	—	(1,566)
Distribution reinvestment	2	1	—	—	—	—	4,005	—	4,008	—	4,008
Offering costs	—	—	—	—	—	—	(165)	—	(165)	—	(165)
Amortization of compensation awards, net	—	—	—	—	—	—	(154)	—	(154)	—	(154)
Distributions declared on common stock	—	—	—	—	—	—	—	(11,032)	(11,032)	—	(11,032)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(456)	(456)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Net income (loss)	—	—	—	—	—	—	—	3,575	3,575	54	3,629
Balance at June 30, 2026	$234	$62	$180	$91	$9	$1	$604,809	$(88,549)	$516,837	$15,833	$532,670

	Three Months Ended June 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at March 31, 2025	$196	$62	$20	$36	$16	$1	$327,714	$(49,786)	$278,259	$18,298	296,557
Common stock issued	—	—	19	10	1	—	32,900	—	32,930	—	32,930
Repurchase of common stock	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Distribution reinvestment	—	—	—	1	—	—	1,258	—	1,259	—	1,259
Offering costs	—	—	—	—	—	—	(293)	—	(293)	—	(293)
Amortization of compensation awards, net	—	—	—	—	—	—	(186)	—	(186)	—	(186)
Distributions declared on common stock	—	—	—	—	—	—	—	(6,447)	(6,447)	—	(6,447)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(463)	(463)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	—	—	—	—	—	—	—	(396)	(396)	(26)	(422)
Balance at June 30, 2025	$196	$62	$39	$47	$17	$1	$361,178	$(56,629)	$304,911	$17,826	$322,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2026
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2025	$205	$63	$95	$70	$17	$1	$459,684	$(74,167)	$385,968	$16,320	402,288
Common stock issued	27	—	85	21	2	—	155,795	—	155,930	—	155,930
Repurchase of common stock	—	(3)	—	(1)	(10)	—	(16,002)	—	(16,016)	—	(16,016)
Distribution reinvestment	2	2	—	1	—	—	5,783	—	5,788	—	5,788
Offering costs	—	—	—	—	—	—	(242)	—	(242)	—	(242)
Amortization of compensation awards, net	—	—	—	—	—	—	(103)	—	(103)	—	(103)
Distributions declared on common stock	—	—	—	—	—	—	—	(20,905)	(20,905)	—	(20,905)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	204	204
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(832)	(832)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Net income (loss)	—	—	—	—	—	—		6,523	6,523	141	6,664
Balance at June 30, 2026	$234	$62	$180	$91	$9	$1	$604,809	$(88,549)	$516,837	$15,833	$532,670

	Six Months Ended June 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	269,111
Common stock issued	—	—	36	20	16	1	77,298	—	77,371	—	77,371
Repurchase of common stock	(10)	(2)	—	—	—	—	(13,115)	—	(13,127)	—	(13,127)
Distribution reinvestment	—	1	—	1	—	—	2,378	—	2,380	—	2,380
Offering costs	—	—	—	—	—	—	(485)	—	(485)	—	(485)
Amortization of compensation awards, net	—	—	—	—	—	—	(125)	—	(125)	—	(125)
Distributions declared on common stock	—	—	—	—	—	—	—	(12,182)	(12,182)	—	(12,182)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,312	1,312
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(767)	(767)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(67)	—	(67)	—	(67)
Net income (loss)	—	—	—	—	—	—		(655)	(655)	(29)	(684)
Balance at June 30, 2025	$196	$62	$39	$47	$17	$1	$361,178	$(56,629)	$304,911	$17,826	$322,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$6,754	$(679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	1,221	898
Performance participation allocation	6	623
Depreciation and amortization	12,438	10,092
Amortization of discounts and deferred financing costs	423	285
Impairment of investments in real estate	368	1,913
(Gain) loss on sale of real estate	(329)	(236)
Straight-line rent adjustment	(1,051)	(211)
Amortization of above- and below-market leases	(2,090)	(3,007)
Amortization of share-based compensation	102	122
Unrealized (gain) loss on investments in real estate debt	850	18
Unrealized loss (gain) on interest rate cap	(68)	656
(Income) loss on unconsolidated entities	(61)	(59)
Paid-in-kind interest	(2,457)	(596)
Other reconciling items	43	39
Changes in operating assets and liabilities:
Deferred rent and other receivables	(1,382)	(406)
Other assets	747	(305)
Accounts payable and other liabilities	1,690	1,121
Due to related parties	8	(23)
Net cash provided by operating activities	17,212	10,245
Cash Flows From Investing Activities:
Acquisition of real estate	(30,346)	(33,793)
Additions to real estate	(696)	(386)
Deposit on real estate acquisition, net of refunds	327	(143)
Proceeds from sale of real estate	4,667	5,000
Investments in real estate debt	(73,070)	(52,000)
Investments in unconsolidated entities	(60,285)	—
Repayments of real estate debt	5,013	—
Distributions in excess of cumulative earnings from unconsolidated entities	91	83
Net cash used in investing activities	(154,299)	(81,239)
Cash Flows from Financing Activities:
Proceeds of mortgages and other loans payable	16,900	—
Repayments of mortgages and other loans payable	(2,266)	(10,425)
Repayments of financing obligation	(2)	—

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Proceeds from revolving credit facility	2,144	15,312
Repayments of revolving credit facility	(957)	—
Payment of deferred financing costs	(399)	(266)
Payment of offering costs	(304)	(478)
Due to related parties	(344)	(344)
Subscriptions received in advance	(26,608)	(4,224)
Issuance of common stock	154,546	76,286
Repurchase of common stock	(16,016)	(13,127)
Distribution to shareholders	(14,204)	(9,439)
Contribution by non-controlling interests in the consolidated subsidiaries	204	1,312
Distribution to non-controlling interests in the consolidated subsidiary	(832)	(767)
Contribution by non-controlling interests in the Operating Partnership	—	—
Net cash provided by (used in) financing activities	111,862	53,840
Net change in cash and cash equivalents and restricted cash	(25,225)	(17,154)
Cash and cash equivalents and restricted cash at beginning of period	78,350	54,840
Cash and cash equivalents and restricted cash at end of period	$53,125	$37,686

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$40,310	$23,803
Restricted cash	12,815	13,883
Total cash and cash equivalents and restricted cash	$53,125	$37,686
Supplemental Information:
Interest paid	$7,596	$5,880
Income tax paid	330	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$3,806	$2,210
Distribution reinvestment	$5,801	$2,380
Contributions by non-controlling interests in the Operating Partnership	$4,129	$58
Distributions to non-controlling interests in the Operating Partnership	$213	$58
Transfer to assets held for sale	$(1,897)	$7,801
Management fee paid in shares	$1,179	$837
Performance allocation paid in Operating Partnership units	$3,940	$—
Accrued distribution fee	$(62)	$7
Adjustment to carrying value of redeemable common stock	$106	$67
Vested shares issued to board of directors	$205	$248

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

As of June 30, 2026, the Company owns a portfolio of 1,122 single-family rental homes, one student housing property, two commercial real estate properties, three investments in real estate debt and investments in two unconsolidated real estate ventures.

The Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 93.45% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV” and together with CapGrow Member, “CapGrow”) which owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

CapGrow JV, CapGrow’s founder, and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of single-family residences and intermediate care facilities located in California and Minnesota (the “Neptune Portfolio”) in 2024. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect non-controlling interest in Neptune JV.

The Company, together with a third-party joint venture partner (such joint venture, the “Denton JV”), owns a 90.00% controlling interest in a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

On March 18, 2025, the Company, together with a third-party joint venture partner (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages. As of June 30, 2026, the Company owns a 85.10% controlling interest in the Parking JV.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
On March 26, 2026, the Company, through a joint venture in which it holds a 98% ownership interest, acquired an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”). The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

On May 1, 2026, the Company, through a 33.18% non-controlling interest in a joint venture with other investment funds managed by affiliates of our Adviser, and together with a third-party joint venture partner, acquired the JW Marriott Marco Island Beach Resort (the “Resort Property”), located at 400 South Collier Boulevard, Marco Island, Florida. The Resort Property includes a beachfront resort and two golf courses (see Note 4).

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of June 30, 2026, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 74 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica, (iv) a facility to an equestrian show operator that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion), and (v) investments in CMBS.

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

When the requirements for consolidation are not met, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost, with subsequent adjustments for the Company’s pro-rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

The assets of consolidated VIEs will be used first to settle obligations of the applicable VIE. Remaining assets may then be distributed to the VIEs' owners, including the Company, subject to the liquidation preferences of certain non-controlling interest holders and any other preferential distribution provisions contained within the operating agreements of the relevant VIEs.

As of June 30, 2026, the total assets and liabilities of the Company's consolidated VIEs were $969.9 million and $430.9 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 30 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from two to 15 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $5.1 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and amounted to $9.9 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

Investments in unconsolidated entities

Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income (loss), contributions, and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary.

The Company has elected the FVO for an investment in an unconsolidated entity and therefore reports the investment at fair value. As such, the resulting unrealized gains and losses are recorded as a component of income (loss) from unconsolidated entities on the Company’s condensed consolidated statements of operations.

Investments in Real Estate Debt

The Company’s investments in real estate debt consists of: (i) a preferred equity investment in a real estate company; (ii) a junior mortgage loan collateralized by a casino‑hotel property; (iii) a participation in a senior secured term loan acquired through a syndication; (iv) a facility to an equestrian show operator that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion) and (v) CMBS. The Company has elected the FVO for the investments other than CMBS, and records these investments at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the Company’s condensed consolidated statements of operations and records any related upfront costs and fees in earnings as incurred.

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

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of June 30, 2026 and December 31, 2025, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2026 and December 31, 2025, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Fair Value Measurements

See Note 12, “Fair Value Measurements,” for related disclosures.

Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has six reportable segments: Residential (Business), Student Housing, Commercial Properties, Industrial Properties, Investments in Real Estate Debt, and

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Hospitality. The Company allocates resources and evaluates results based on the performance of each segment individually. The first, Residential (Business), is associated with the CapGrow Portfolio as well as CapGrow’s investment in Neptune. The CapGrow Portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

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

The sixth reportable segment, Hospitality, is associated with the Company’s investment in the Resort Property located in Marco Island, Florida that includes a beachfront resort and two golf courses. The Resort Property is operated by Marriott Hotel Services, LLC (“Marriott”) under a management agreement.

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

During the three months ended June 30, 2026 and 2025, the Company recorded a net income tax expense of $0.4 million and less than $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a net income tax expense of $0.7 million and less than $0.1 million, respectively. The income tax expense is included in the other expense in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company recorded a deferred tax asset and a corresponding valuation allowance of $0.9 million and $0.9 million, respectively, within other assets on the Company’s condensed consolidated balance sheets.

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

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consists of (in thousands):

	June 30, 2026	December 31, 2025
Land and land improvements	$93,695	$91,129
Building and improvements	558,426	536,585
Furniture, fixtures and equipment	1,812	1,799
Total real estate properties, at cost	653,933	629,513
Less: accumulated depreciation	(51,295)	(41,652)
Investments in real estate, net	$602,638	$587,861

Asset Acquisitions

During the three months ended June 30, 2026 and 2025, the Company, through CapGrow, acquired eight and 44 vacant homes, at an aggregate purchase price of approximately $2.7 million and $19.1 million, respectively.

During the six months ended June 30, 2026 and 2025, the Company, through CapGrow, acquired 11 and 63 vacant homes, at an aggregate purchase price of approximately $3.6 million and $25.2 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. Concurrent with the closing of the acquisition, the two parking garages entered into lease agreements with a national parking operator. As of June 30, 2026, the Company owned an 85.10% indirect controlling interest in the Parking JV.

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

Land	$2,489
Building and Improvements	20,744
Site Improvements	200
Lease intangible assets, net	3,355
Total purchase price	$26,788

Asset Dispositions

During the three months ended June 30, 2026 and 2025, the Company sold nine and 11 homes for aggregate net proceeds of $2.7 million and $3.8 million, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized impairment loss of $47.0 thousand and $0.5 million, respectively, and gain on sale of $0.3 million and $0.2 million, respectively, on these assets sold.

During the six months ended June 30, 2026 and 2025, the Company sold 14 and 16 homes for aggregate net proceeds of $4.7 million and $5.0 million, respectively. During the six months ended June 30, 2026, the Company recognized impairment loss of $0.1 million and gain on sale of $0.3 million on these assets sold. During the six months ended June 30, 2025, the Company recognized impairment loss of $0.6 million and gain on sale of $0.2 million on these assets sold.

Properties Held-for-Sale

As of June 30, 2026 and December 31, 2025, the Company classified 9 properties and 12 properties, respectively, as held for sale. As of June 30, 2026 and December 31, 2025, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $2.4 million and $4.2 million, respectively.

Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. As of June 30, 2026 and December 31, 2025, the Company, through CapGrow, had six and five impaired held for use properties, respectively.

The details of impairment losses for the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Impairment loss - assets sold	$47	$457	$112	$595
Impairment loss - held for sale	39	575	87	811
Impairment loss - held for use	—	128	169	507
	$86	$1,160	$368	$1,913

4.INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation.

The Company owns an indirect equity interest of 4.67% in the Neptune JV as of June 30, 2026. Neptune JV closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota in February 2024. The Company’s maximum loss is limited to the amount of its equity investment in this VIE. As of June 30, 2026 and December 31, 2025, the Company’s investment in Neptune JV was $1.7 million and $1.7 million, respectively.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
During the three months ended June 30, 2026 and 2025, as well as the six months ended June 30, 2026 and 2025, the income from Neptune JV, which was included in income (loss) from unconsolidated entities on the condensed consolidated statements of operations, was less than $0.1 million.

On May 1, 2026, the Company, through its wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into a joint venture (the “MIH Member JV”) with Sculptor Real Estate MI Fund, LP (“MI Fund”), Sculptor Real Estate Parallel Fund V D Co-Investments, LP (“Fund V D”), and Sculptor Real Estate Fund V C Co-Investments, LP (“Fund V C”), each of which is an investment fund managed by an affiliate of the Adviser. The Company has a 33.18% non-controlling interest in the MIH Member JV. In accordance with the amended and restated operating agreement of MIH Member JV, MI Fund has the exclusive authority over management and operational decisions of MIH Member JV.

Also on May 1, 2026, the MIH Member JV entered into a joint venture (the “MIH JV”) with a third-party joint venture partner, pursuant to which the MIH Member JV holds an 85% interest in the MIH JV. On May 1, 2026, the MIH JV acquired the Resort Property, which is operated by Marriott Hotel Services, LLC under a management agreement. The aggregate purchase price was $835.0 million, exclusive of transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV, of which, $60.2 million was contributed by MIH Investor at closing. In May 2026, the Company made an additional contribution of $50 thousand to support the ongoing operations of MIH Member JV.

As of June 30, 2026, the Company owned a 33.18% interest in the MIH Member JV and has elected the FVO for this investment. The Company’s maximum loss is limited to the amount of its equity investment in this VIE. As of June 30, 2026, the Company's investment in the MIH Member JV was $60.3 million which approximates fair value, and no income or loss was recognized during the three months ended June 30, 2026.

Subsequently, in July 2026, MI Fund contributed additional capital to the MIH Member JV and reduced MIH Investor’s percentage interest in the MIH Member JV to 27.25%. The remaining interests continue to be held by MI Fund, Fund V D, and Fund V C (see Note 17).

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			June 30, 2026
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$37,537	$37,537	$37,537
Preferred equity	12.75%(4)	January 2029	21,481	21,481	$20,727
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	$16,943
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	4,988	4,963	$4,901
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	$40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	3,095	3,095	$3,095
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	$8,010
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	$2,516
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	$5,035
CMBS - floating	1M Term TSFR +3.10%	December 2030	21,500	21,500	$21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	$6,281
			$167,382	$167,371	$166,545

			December 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$36,562	$36,562	$36,562
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	$17,000
Senior secured loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	$4,944
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	$8,040
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	$2,501
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	$5,027
CMBS - floating	1M Term TSFR + 3.10%	December 2030	21,500	21,500	$21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	$6,281
			$101,843	$101,832	$101,855
_______________________________________
(1) Investment in preferred equity includes original stated balance, less repayments, and plus paid-in-kind interest as of June 30, 2026.
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
(8) Revolver loan has draws outstanding of $0.6 million, $1.5 million, and $1.0 million that were made in February 2026, March 2026 and May 2026, respectively. The revolving credit facility matures on January 14, 2029. However, the revolver loan must be paid down to $2.0 million or less once during each calendar year.

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 74 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

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

In August 2025, the Company entered into an agreement to acquire a $5.0 million participation in a $1.4 billion senior secured term loan to TRQ Sales LLC made in connection with the acquisition of Playa Resorts Holding B.V (the “Playa Financing”). The transaction was subject to regulatory approval and upon such approval being obtained, the Company recognized the investment and a corresponding liability. The Company settled the participation in the Playa Financing in January 2026. The participation accrues interest monthly at a rate of 1M Term SOFR + 3.25% and has a quarterly paydown of $13 thousand commencing in the second quarter of 2026 with the remaining balance maturing on December 30, 2032. The Playa Financing is secured by a first‑priority lien on substantially all assets of the borrower and guarantors, subject to customary exceptions and permitted liens.

On January 14, 2026, the Company closed on a $65.0 million facility (the “Equestrian Loan Facility”) to an equestrian show operator. The Equestrian Loan Facility consists of (i) a $40.0 million senior loan at a rate of adjusted 1M Term SOFR + 7.00%, (ii) $25.0 million of preferred equity at a rate of 12.75%, (iii) a $5.0 million revolver loan available for drawdown at a rate of adjusted 1M Term SOFR + 7.00%, and (iv) an optional $10.0 million delayed-draw term loan (that is at our sole discretion).

On June 15, 2026, the Company received a $5.0 million distribution to reduce the preferred equity balance, including paid-in-kind interest associated with the Equestrian Loan Facility, to $21.5 million. In addition, the Company entered into an amendment to the credit agreement that governs the Equestrian Loan Facility senior loan and the revolver loan. The amendment, among other things, increases the maximum amount of the revolver loan to $6.0 million. As of June 30, 2026, $3.1 million has been drawn under the revolver loan.

From time to time, the Company acquires CMBS as part of its investment strategy. During the year ended December 31, 2025, the Company acquired $35.3 million of CMBS. No such acquisitions were made during the six months ended June 30, 2026.

The following table details the Company’s income (loss) from investments in real estate debt (in thousands):

	Three Months Ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Interest income	$4,448	$1,561	$8,482	$2,012
Unrealized (loss) gain	(648)	(33)	(850)	(18)
Other(1)		255	650	605
Total	$3,800	$1,783	$8,282	$2,599

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
6.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of June 30, 2026 and December 31, 2025 are as follows.

	June 30, 2026
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$2,618	$(1,707)	$911
In-place lease intangibles	22,343	(3,199)	19,144
Leasing commissions	35,611	(8,632)	26,979
Total intangible assets	$60,572	$(13,538)	$47,034

Intangible liabilities, net:
Below-market lease intangibles	$(54,010)	$14,326	$(39,684)

	December 31, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,096	$(1,897)	$1,199
In-place lease intangibles	20,211	(2,650)	17,561
Leasing commissions	35,372	(7,687)	27,685
Total intangible assets	$58,679	$(12,234)	$46,445

Intangible liabilities, net:
Below-market lease intangibles	$(54,635)	$12,571	$(42,064)

For the three months ended June 30, 2026 and 2025, the Company recognized $1.0 million and $1.2 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $(0.2) million and $0.3 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Additionally, during the three months ended June 30, 2026 and 2025, the Company recorded $1.3 million and $1.1 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $0.7 million and $0.2 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold.

For the six months ended June 30, 2026 and 2025, the Company recognized $2.1 million and $3.0 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.1 million and $1.4 million, respectively, of accumulated amortization related to fully depreciated assets, held for sale assets, and sold assets. Additionally, during the six months ended June 30, 2026 and 2025, the Company recorded $2.5 million and $2.5 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $1.0 million and $0.9 million of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed consolidated statements of operations.

As of June 30, 2026, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.4 years, 12.8 years, 11.7 years and 11.9 years, respectively. The estimated

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
future amortization of the Company's lease intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2026 (six months)	$224	$1,277	$1,371	$(2,036)
2027	343	1,681	2,669	(3,942)
2028	94	1,571	2,509	(3,779)
2029	86	$1,563	2,495	(3,746)
2030	86	1,548	2,474	(3,681)
Thereafter	78	11,504	15,461	(22,500)
	$911	$19,144	$26,979	$(39,684)

7.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements”, for additional information on the interest rate cap included in derivative assets below.

	June 30, 2026	December 31, 2025
Assets held for sale	$2,406	$4,173
Derivative assets	1,379	1,324
Deferred costs	629	796
Deposit for real estate investment	—	350
Right of use asset - operating lease	174	224
Prepaid insurance	125	404
Prepaid ground rent	97	97
Other	751	985
Total	$5,561	$8,353

8.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$5,319	$3,173
Performance bonus payable	455	474
Tenant security deposits	2,769	2,755
Distribution payable	3,806	2,884
Subscriptions received in advance	7,867	34,475
Property taxes payable	1,078	1,377
Lease liability - operating lease	180	230
Deferred income	85	246
Payable for unsettled investment	—	4,975
Total	$21,559	$50,589

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
(in thousands, except share and per share data)
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Mortgage note payable(1)(2)	$4,447	$4,504	7.50%	October 2026
Mortgage note payable(2)	7,527	7,775	5.19%	June 2027
Mortgage note payable(2)	8,315	8,457	3.75%	April 2028
Mortgage note payable(2)	5,821	5,887	5.59%	April 2028
Mortgage note payable(2)	16,543	16,797	4.28%	November 2029
Mortgage note payable(3)	45,264	45,746	3.59%	September 2030
Mortgage note payable(4)	34,235	34,578	3.85%	January 2031
Mortgage note payable(2)	1,882	1,912	4.35%	February 2031
Mortgage note payable(5)	22,860	23,069	4.01%	January 2032
Mortgage note payable(2)	13,337	13,535	4.00%	March 2032
Mortgage note payable(6)	31,541	31,652	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(8)	76,250	76,250	5.80%	November 2030
Mortgage note payable(9)	16,900	—	6.01%	March 2031
Mortgage note payable(2)	35,590	35,590	6.12%	January 2031
Mortgage note payable(2)	547	628	5.75% to 6.38%	February 2037 through January 2039
Notes payable(10)	—	44	7.00%	January 2026
Total	341,939	327,304
Discounts and deferred financing costs, net	(4,034)	(4,040)
Total mortgages and other loans payable, net	$337,905	$323,264
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

Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million, allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to 1M Term SOFR plus 3.50% per annum. As of June 30, 2026 and December 31, 2025, the interest rate was 7.15% and 7.19%, respectively. As of June 30, 2026 and December 31, 2025, the Credit Facility had an outstanding principal balance of $14.3 million and $13.1 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s condensed consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of June 30, 2026 and December 31, 2025, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two-years of remaining lease term on all of the CapGrow Portfolio, among others.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of June 30, 2026 were as follows for the Company (amounts in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2026 (six months)	$6,466	$—	$2	$6,468
December 31, 2027	11,414	14,320	5	25,739
December 31, 2028	17,363	—	7	17,370
December 31, 2029	19,584	—	8	19,592
December 31, 2030	185,862	—	10	185,872
Thereafter	101,250	—	19,107	120,357
	$341,939	$14,320	$19,139	$375,398

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Authorized Capital Stock

As of June 30, 2026, the Company’s authorized capital stock was as follows:

	Number of Shares	Par Value per Share
Class F Shares	300,000,000	$0.01
Class FF Shares	300,000,000	$0.01
Class S Shares	300,000,000	$0.01
Class D Shares	300,000,000	$0.01
Class I Shares	300,000,000	$0.01
Class A Shares	300,000,000	$0.01
Class AA Shares	300,000,000	$0.01
Class I-S Shares	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	2,300,000,000
Preferred Stock	100,000,000	$0.01
	2,400,000,000

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
March 31, 2026	23,204,852	6,182,549	14,421,419	7,782,686	777,596	61,066	52,430,168
Common stock issued	—	—	3,588,312	1,365,884	133,604	—	5,087,800
Distribution reinvestment	176,313	69,742	8,705	92,149	4,315	1,116	352,340
Shares repurchased	—	(26,908)	—	(93,131)	(19,500)	—	(139,539)
June 30, 2026	23,381,165	6,225,383	18,018,436	9,147,588	896,015	62,182	57,730,769

	Six Months Ended June 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2025	20,510,611	6,345,659	9,483,386	7,011,253	1,745,168	51,051	45,147,128
Common stock issued	2,693,820	—	8,517,728	2,093,986	192,407	9,032	13,506,973
Distribution reinvestment	176,734	139,772	17,322	168,198	7,428	2,099	511,553
Shares repurchased	—	(260,048)	—	(125,849)	(1,048,988)	—	(1,434,885)
June 30, 2026	23,381,165	6,225,383	18,018,436	9,147,588	896,015	62,182	57,730,769

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan. During the three months ended June 30, 2026 and 2025, the Company repurchased 139,539 and 16,319 shares under the Repurchase Plan for $1.6 million and $0.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company repurchased 1,434,885 and 1,233,186 shares for $16.0 million and $13.1 million, respectively.

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

	Three Months Ended June 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.2005	$0.2005	$0.2005	$0.2005	$0.2005	$0.2005
Distribution fee per share of common stock	—	(0.0141)	—	(0.0140)	—	—
Net distributions declared per share of common stock	$0.2005	$0.1864	$0.2005	$0.1865	$0.2005	$0.2005

	Six Months Ended June 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.4012	$0.4012	$0.4012	$0.4012	$0.4012	$0.4012
Distribution fee per share of common stock	—	(0.0280)	—	(0.0279)	—	—
Net distributions declared per share of common stock	$0.4012	$0.3732	$0.4012	$0.3733	$0.4012	$0.4012

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

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (as amended, the “Compensation Plan”), which provides independent directors an annual compensation of $100,000 consisting of a number of restricted shares (the “Equity Retainer”) valued at $25,000 and all or a portion of their cash compensation (the “Cash Retainer”) if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Any Grant of Class E restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

In June 2024, the Company granted approximately $0.2 million or approximately 22,792 Class E restricted shares and these restricted stock grants, along with the additional restricted shares earned under the DRIP, were vested in June 2025. In June 2025, the Company granted approximately $0.2 million, or approximately 18,927 Class E restricted shares and these restricted stock grants, along with the additional restricted shares earned under the DRIP, were vested in June 2026. In June 2026, the Company granted approximately $0.2 million, or approximately 17,566 Class E restricted shares and these restricted stock grants, along with the additional restricted shares earned under the DRIP, will vest in June 2027.

As of June 30, 2026, 378,304 shares of common stock remain available for issuance under the Compensation Plan. For both the three months ended June 30, 2026 and 2025, total share-based compensation recognized was less than $0.1 million. For the six months ended June 30, 2026 and 2025, total share-based compensation recognized was both $0.1 million. The Company adopted the policy of accounting for forfeitures as they occur. As of June 30, 2026, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of the year	$2,191	$1,648
Issuance of Class E units	4,129	58
Distributions	(213)	(58)
GAAP income allocation	90	5
Adjustment to carrying value of redeemable equity instrument	106	67
Ending balance	$6,303	$1,720

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
11.RELATED PARTY TRANSACTIONS

Joint Ventures and Co-Investments with Affiliates

From time to time, the Company may enter into joint ventures or co-investments with, or managed by, the Adviser or affiliates of the Adviser. As of June 30, 2026, the Company had an indirect 4.67% interest the Neptune JV, which the Company co-invested with an affiliate of Sculptor. The Neptune JV owns a portfolio of 33 homes predominately located in California.

On May 1, 2026, the Company, through a 33.18% non-controlling interest in the MIH Member JV with other investment funds managed by affiliates of the Adviser, and together with a third-party joint venture partner, acquired the Resort Property on Marco Island, Florida. As of June 30, 2026, the Company had an indirect 28.20% interest in MIH JV (see Note 4).

Due from Related Parties

Since our initial investment, CapGrow has overseen the day to day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of June 30, 2026 and December 31, 2025, there were no reimbursement of expenses due from the Neptune JV.
Due to Related Parties

The components of due to related parties of the Company are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued management fee	$421	$380
Accrued performance participation allocation	6	3,940
Due to adviser	—	1
Advanced organization and offering costs	1,889	2,233
Due to affiliates, net	24	14
	$2,340	$6,568

On January 14, 2026, to fund the closing of the Equestrian Loan Facility, the Company entered into a $7.0 million loan agreement with our Adviser. The loan bore interest at one-month Term SOFR plus 3.10% and had a stated maturity date of February 5, 2026. The Company repaid the loan in full on February 3, 2026 including $26.4 thousand of interest.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
During the three months ended June 30, 2026 and 2025, the Company incurred management fees amounting to $0.6 million $0.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred management fees amounting to $1.2 million and $0.9 million, respectively.

During the six months ended June 30, 2026, the Company issued 100,828 Class E shares as payment for the management fee from November 2025 through April 2026.

As of June 30, 2026 and December 31, 2025, the Company owed management fees amounting to $0.4 million and $0.4 million, respectively.

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

The performance allocations are accrued on a monthly basis and are paid on an annual basis. During the three months ended June 30, 2026, the Company reversed the performance allocation of $0.6 million, which was accrued during the three months ended March 31, 2026. As of June 30, 2026, the Company has accrued performance allocation of $6 thousand.

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

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of June 30, 2026 and December 31, 2025, the Company owed the Adviser less than $0.1 million for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
factors that they deem sufficient. As of June 30, 2026 and December 31, 2025, the Company owed offering and organization costs of $1.9 million and $2.2 million, respectively.

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
As of June 30, 2026 and December 31, 2025, the Company had accrued $0.5 million and $0.5 million, respectively, based on estimated hypothetical distributions, which was partly based on the fair market value of the CapGrow investment at the end of the performance period. The accrued amount is included in accounts payable and other liabilities on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2026 and 2025, the total property and asset management fees which were included in property operating expenses in the condensed consolidated statements of operations, were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the total property and asset management fees amounted to $0.2 million and $0.2 million, respectively.

As of June 30, 2026 and December 31, 2025, the amounts due to affiliates under the property management agreements totaled less than $0.1 million.

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

As of June 30, 2026 and December 31, 2025, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. On March 26, 2026, the Company entered into an interest rate swap agreement related to the mortgage payable held by Mt. Elliott Property. The fair value of these derivative instruments are included in other assets or accounts payable and other liabilities in the condensed consolidated balance sheets.

The following table summarizes the fair value, notional amount and other information related to these instruments as of June 30, 2026 and December 31, 2025, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	June 30, 2026	December 31, 2025
Interest rate cap	$20,880	SOFR	1.00%	October 2023	November 2028	$1,379	$1,324
Interest rate swap	$16,990	SOFR	3.86%	March 2026	March 2029	$12	$—
						$1,391	$1,324

During the three months ended June 30, 2026 and 2025, the Company recorded an unrealized gain and unrealized loss on derivative instruments of $48 thousand and $275 thousand, respectively, which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025 , the Company recorded unrealized gain and unrealized loss on derivative instruments of $68 thousand and $656 thousand, respectively.

From time to time, the Company may invest in certain real estate-related debt investments, including preferred equity and debt securities, and invest in unconsolidated entities which upon the election of FVO, are recorded at fair value. The Company generally determines the fair value of these investments utilizing third-party pricing service providers, who may use broker-dealer quotations, reported trades, or valuation estimates from their pricing models to determine the estimated price. The pricing service providers’ models usually consider the attributes applicable for similar securities (e.g., credit rating, seniority), current market data, and estimated cash flows and incorporate deal collateral performance, such as prepayment speeds and default rates, as available. The valuation of our investments in CMBS and loan syndication is generally considered Level 2 within the fair value hierarchy.

As of June 30, 2026, the valuation of certain investments in real estate debt were classified as Level 3 within the fair value hierarchy. During the three and six months ended June 30, 2026, the Company recorded losses of $0.8 million and $0.8 million, respectively, related to these investments.

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

The following table summarizes the significant unobservable inputs used in the valuation of Level 3 investments included in investments in real estate debt as of June 30, 2026 and December 31, 2025:

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	June 30, 2026
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25% - 15.75%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.57%	Decrease
Senior secured term loan	Discounted cash flow	Discount rate	10.97%	Decrease
Revolving credit facility	Discounted cash flow	Discount rate	10.97%	Decrease

	December 31, 2025
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.03%	Decrease

As of June 30, 2026, the Company’s fair value of its investment in an unconsolidated entity that owns the Resort Property approximates cost.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

Amount
Balance as of December 31, 2025	$53,562
Purchases and contributions	128,380
Sales and repayments	(5,000)
Paid-in-kind interest	2,457
Net unrealized gain / (loss) included in earnings	(812)
Balance as of June 30, 2026	$178,587

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

Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$341,939	$335,451	327,304	322,001
Revolving credit facility	14,320	14,320	13,133	13,133
	$356,259	$349,771	340,437	335,134
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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through October 2036. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of June 30, 2026, 49 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 481 of the CapGrow Portfolio properties, representing 21% of the Company’s total assets. As of December 31, 2025, 49 subsidiaries of Sevita leased approximately 519 of CapGrow Portfolio properties, representing 26% of the Company’s total assets. Leases with Sevita accounted for 31% and 38% of the Company’s total rental revenues for the six months ended June 30, 2026 and 2025, respectively. These leases had various expiration dates extending through June 2035.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 400 and 433 of CapGrow’s properties and 18% and 22% of total assets as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, properties guaranteed by Sevita represented 26% and 32% of the total revenues, respectively.

For the six months ended June 30, 2026 and 2025, there were three and two tenants that each represented more than 5% of total rental income, which collectively represented 42% and 46% of the Company’s rental revenue, respectively.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of June 30, 2026 expire on or before July 2026 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of June 30, 2026, the future minimum rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2026 (six months)	22,725
December 31, 2027	40,561
December 31, 2028	30,591
December 31, 2029	28,235
December 31, 2030	23,899
Thereafter	131,352
$277,363

The components of lease income from operating leases are as follows (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Fixed lease payments	14,283	11,329	28,625	23,065
Variable lease payments	441	72	535	153
Total	$14,724	$11,401	$29,160	$23,218

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

During the three months ended June 30, 2026 and 2025, and six months ended June 30, 2026 and 2025, rent expense, which is included in general and administrative in the condensed consolidated statements of operations, was less than $0.1 million for each period.

The following table reflects the future minimum lease payments as of June 30, 2026 (in thousands):

Year Ending
December 31, 2026 (six months)	$55
December 31, 2027	112
December 31, 2028	19
December 31, 2029	—
December 31, 2030	—
Total minimum lease payments	186
Imputed interest	(6)
Total operating lease liabilities	$180

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

Investment Commitments

As of June 30, 2026, the Company has a $6.0 million revolver loan to an equestrian show operator, of which $2.9 million remains available for drawdown.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
16.SEGMENT REPORTING

As of June 30, 2026, the Company operates in six reportable segments: Residential (Business), Student Housing, Commercial Properties, Industrial Properties, Hospitality and Investments in Real Estate Debt.

The following table details the total assets by segment (in thousands):

	June 30, 2026	December 31, 2025
Residential (Business)	$495,536	$503,137
Student Housing	54,560	56,116
Commercial Properties	8,092	8,226
Industrial Properties	148,896	123,105
Hospitality	60,285	—
Investments in Real Estate Debt	167,390	102,057
Other (Corporate)	42,981	70,415
Total assets	$977,740	$863,056

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The following table details the financial results of operations by segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,973	$1,328	$415	$3,008	$—	$—	$14,724
Other revenue	38	173	—	535	—	(2)	744
Total revenues	10,011	1,501	415	3,543	—	(2)	15,468
Expenses
Property operating expenses	260	729	102	418	—	—	1,509
General and administrative	1,095	223	47	22	—	1,277	2,664
Total expenses	1,355	952	149	440	—	1,277	4,173
Segment net operating income (loss)	$8,656	$549	$266	$3,103	$—	$(1,279)	$11,295
Income from unconsolidated entities	30	—	—	—	—	—	30
Income from investments in real estate debt, net	—	—	—	—	3,800	—	3,800
Gain on sale of real estate	300	—	—	—	—	—	300
Interest expense, net	(3,250)	(487)	—	(1,430)	—	245	(4,922)
Impairment of investments in real estate	(86)	—	—	—	—	—	(86)
GAAP segment income (loss)	$5,650	$62	$266	$1,673	$3,800	$(1,034)	$10,417

Other segment income (expense)(1)	(4,220)	(546)	(170)	(1,436)	(329)	(45)	(6,746)
Net income (loss)	1,430	(484)	96	237	3,471	(1,079)	3,671
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(95)	49	(14)	6	—	—	(54)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	(42)	(42)
Net income (loss) attributable to SDREIT stockholders	$1,335	$(435)	$82	$243	$3,471	$(1,121)	$3,575
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the chief operating decision maker (“CODM”), including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,458	$1,645	$298	$—	$—	$11,401
Other revenue	205	219	—	—	—	$424
Total revenues	9,663	1,864	298	—	—	11,825
Expenses
Property operating expenses	404	796	47	—	—	1,247
General and administrative	1,041	209	7	—	1,086	2,343
Total expenses	1,445	1,005	54	—	1,086	3,590
Segment net operating income (loss)	$8,218	$859	$244	$—	$(1,086)	$8,235
Income from unconsolidated entities	29	—	—	—	—	29
Income from investments in real estate debt, net	—	—	—	1,783	—	1,783
Gain on sale of real estate	218	—	—	—	—	218
Interest expense, net	(2,993)	(483)	—	—	247	(3,229)
Impairment of investments in real estate	(1,160)	—	—	—	—	(1,160)
GAAP segment income (loss)	$4,312	$376	$244	$1,783	$(839)	$5,876

Other segment income (expense)(1)	(4,223)	(814)	(170)	—	(1,087)	(6,294)
Net income (loss)	89	(438)	74	1,783	(1,926)	(418)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(7)	44	(11)	—	—	26
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(4)	(4)
Net income (loss) attributable to SDREIT stockholders	$82	$(394)	$63	$1,783	$(1,930)	$(396)
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the chief operating decision maker (“CODM”), including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2026
	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$20,023	$2,680	$986	$5,471	$—	$—	$29,160
Other revenue	188	347	—	657	—	(4)	$1,188
Total revenues	20,211	3,027	986	6,128	—	(4)	30,348
Expenses
Property operating expenses	606	1,455	204	611	—	—	2,876
General and administrative	2,057	440	66	45	—	2,878	5,486
Total expenses	2,663	1,895	270	656	—	2,878	8,362
Segment net operating income (loss)	$17,548	$1,132	$716	$5,472	$—	$(2,882)	$21,986
Income from unconsolidated entities	61	—	—	—	—	—	61
Income from investments in real estate debt, net	—	—	—	—	8,282	—	8,282
Gain on sale of real estate	329	—	—	—	—	—	329
Interest expense, net	(6,263)	(973)	—	(2,574)	—	493	(9,317)
Impairment of investments in real estate	(368)	—	—	—	—	—	(368)
GAAP segment income (loss)	$11,307	$159	$716	$2,898	$8,282	$(2,389)	$20,973

Other segment income (expense)(1)	(8,485)	(1,107)	(340)	(2,438)	(622)	(1,227)	(14,219)
Net income (loss)	2,822	(948)	376	460	7,660	(3,616)	6,754
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(186)	95	(56)	6	—	—	(141)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	(90)	(90)
Net income (loss) attributable to SDREIT stockholders	$2,636	$(853)	$320	$466	$7,660	$(3,706)	$6,523
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the chief operating decision maker (“CODM”), including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$19,574	$3,304	$340	$—	$—	$23,218
Other revenue	381	442	—	—	—	823
Total revenues	19,955	3,746	340	—	—	24,041
Expenses
Property operating expenses	741	1,562	51	—	—	2,354
General and administrative	2,142	396	21	233	2,036	4,828
Total expenses	2,883	1,958	72	233	2,036	7,182
Segment net operating income (loss)	17,072	1,788	268	(233)	(2,036)	16,859
Income from unconsolidated entities	59	—	—	—	—	59
Income from investments in real estate debt, net	—	—	—	2,599	—	2,599
Gain (loss) on sale of real estate	236	—	—	—	—	236
Interest expense, net	(5,938)	(963)	—	—	651	(6,250)
Impairment of investments in real estate	(1,913)	—	—	—	—	(1,913)
GAAP segment income (loss)	$9,516	$825	$268	$2,366	$(1,385)	$11,590

Other segment income (expense)(1)	(8,823)	(1,730)	(196)	—	(1,520)	(12,269)
Net income (loss)	693	(905)	72	2,366	(2,905)	(679)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(51)	91	(11)	—	—	29
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(5)	(5)
Net income (loss) attributable to SDREIT stockholders	$642	$(814)	$61	$2,366	$(2,910)	$(655)
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the chief operating decision maker (“CODM”), including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to June 30, 2026, the Company issued the following shares at aggregate gross proceeds of $18.6 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	36,047	$421
Class AA Shares	1,542,641	17,254
Class I-S Shares(2)	88,561	974
Total	1,667,249	$18,649
_______________________________________
(1) Includes 36,047 shares, or $0.4 million issued to Sculptor Advisors LLC as payment for accrued management fees.
(2) Includes sales load fees of $0.1 million for Class AA Shares.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to June 30, 2026:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
June 30, 2026	June 30, 2026	$0.0665	$0.0619	$0.0665	$0.0619	$0.0665	$0.0665	July 10, 2026
July 31, 2026	July 31, 2026	$0.0667	$0.0619	$0.0667	$0.0620	$0.0667	$0.0667	August 12, 2026

Investing Activities

Subsequent to June 30, 2026, the Company acquired CMBS totaling $18.3 million.

In July 2026, MI Fund made an additional capital contribution to the MIH Member JV, reducing the Company's ownership interest in the MIH Member JV from 33.18% to 27.25%. In connection with the transaction, the Company received $10.8 million, representing the cost basis of the interest sold, and recognized $0.1 million of interest income.

In July 2026, the Company sold its $5.0 million participation in the Playa Financing for $5.0 million.

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

As of June 30, 2026, the Company’s investments in real estate consisted of (a) through its wholly-owned subsidiary, CapGrow Holdings Member LLC (the “CapGrow Member”), a 93.45% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, (b) a 90.00% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas, (c) an 85.10% controlling interest in a joint venture that owns two parking garage properties located in Rochester, New York, (d) a 100.00% equity interest in a 1.3 million square foot distribution center located in Marysville, Ohio (the “Marysville Property”) that is 100.00% leased on a long-term basis to a wholly-owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE, and (e) a 98.00% ownership interest in a joint venture that owns an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”) that is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

In 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC, and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect non-controlling interest in Neptune JV. This investment is accounted under the equity method of accounting.

On May 1, 2026, the Company, through its wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into a joint venture (the “MIH Member JV”) with other investment funds managed by affiliates of our Adviser. The Company contributed $60.2 million to the MIH Member JV for a 33.18% interest. Also on May 1, 2026, the MIH Member JV entered into a joint venture (the “MIH JV”) with a third-party joint venture partner, pursuant to which the MIH Member JV holds an 85% interest in the MIH JV. The MIH JV acquired the JW Marriott Marco Island Beach Resort (the “Resort Property”) located in Florida for an aggregate purchase price of $835.0 million, exclusive of transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV, of which $60.2 million was contributed by MIH Investor. Through the Company’s interest in MIH Member JV, the Company owns a 28.20% indirect non-controlling interest in MIH JV. The Company has elected to account this investment under the fair value option (“FVO”).

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of June 30, 2026, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company that owns 74 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a participation in a senior secured term loan issued to finance the acquisition of a 15‑asset, 5,793‑key resort portfolio located in Mexico, the Dominican Republic, and Jamaica (the “Playa Financing”), (iv) a financing facility to an equestrian show operator (the “Equestrian Loan Facility”) that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion) and (v) investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result of ongoing geopolitical instability, including the military conflict in the Middle East and its effects on global energy markets and oil prices, global trade disruption and uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). Elevated energy costs, including rising oil prices resulting from geopolitical conflict, as well as global trade disruptions and tariff-related uncertainties, have contributed to increased market volatility and may negatively impact economic conditions going forward. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked the significant majority of its mortgage loans at favorable fixed interest rates, which represented approximately 60% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56% through November 2028 and a three-year interest rate protection agreement to fix the variable interest rate of the Mt. Elliott mortgage to 6.01% through March 2029. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $14.3 million as of June 30, 2026. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of less than $0.1 million during the six months ended June 30, 2026. The Company’s investment in an unconsolidated entity accounted under FVO has a floating rate debt of $690.0 million, a 100 basis point increase or decrease in SOFR would have resulted in a decrease or increase in income from unconsolidated entities of less than $0.1 million during the three months ended June 30, 2026. See “Liquidity and Capital Resources — Capital Resources” below. The Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest rates will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operation and financial condition. The senior loan ahead of our junior mortgage loan collateralized by the casino and hotel property is a variable rate loan. An increase in interest rates may limit the cash flow available to pay our junior mortgage loan. With respect to the Equestrian Loan Facility, the senior financing and revolver loan components bear interest at a floating rate indexed to SOFR, and higher interest rates may increase the equestrian show operator’s financing costs and adversely affect its ability to service its obligations to us. The equestrian industry is subject to discretionary consumer spending trends and sector-specific risks, including event cancellations, equine infectious diseases, changes in U.S. Equestrian Federation rules and licensing policies, weather-related disruptions, and changing participation rates, any of which could adversely affect the operator’s financial performance and its ability to meet its obligations under the Equestrian Loan Facility. The complex capital structure of the Equestrian Loan Facility, which includes senior financing, preferred equity and a revolver loan, means that our recovery in a distress scenario may be subject to structural subordination risks. With respect to the Mt. Elliott Property, the property is leased on a triple-net basis to a single tenant that is a subsidiary of a global steel producer whose primary customers for products from this facility are in the automotive sector. The financial performance of our investment is therefore dependent on the financial health of a single tenant and its parent. The steel and auto industries are subject to significant cyclicality and is particularly sensitive to changes in global trade policy, including tariffs and import restrictions, as well as consumer spending, which in the current environment could adversely affect the tenant’s operations and ability to meet its lease obligations. The mortgage loan on the Mt. Elliott Property bears interest at a floating rate indexed to SOFR, which is fixed through an interest rate swap through March 2029, after which the loan will revert to a floating rate and expose the Company to interest rate risk. Each of the Marysville Property and the Mt. Elliott Property is leased to a single tenant, and as such each carries concentrated credit risk tied to the financial strength of a sole tenant. In the event of an early vacancy at either property, it may require significant time, capital, and potential subdivision of the space to successfully re-lease the property, which could adversely affect the Company’s results of operations and financial condition.

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

The current geopolitical environment, including the ongoing military conflict in the Middle East, global trade disruption, and uncertainty regarding U.S. and foreign trade, economic, tax and other policies, may result in changes, reductions, or cancellation of government programs and funding which may directly or indirectly impact CapGrow’s tenants and lessees. Sustained elevated oil prices and energy costs resulting from geopolitical conflict may also result in higher operating costs for tenants and may adversely impact their financial condition. Changes in the financing programs previously available through Freddie Mac for CapGrow may impact the availability and cost of future financings and refinancings. Changes in laws and regulations, both at the federal and state level, including recently enacted federal legislation restricting certain acquisitions of single family homes by large institutional investors, may impact the ownership of single family homes by institutional or corporate owners, including, without limitation, imposing limitations on future acquisitions by such owners, reducing the buyer market for single family home portfolios, and changing tax policies applicable to such owners. Government programs and funding for universities and their students may also be changed, reduced, or cancelled which may directly or indirectly affect University Courtyard’s tenants.

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

Q2 2026 Highlights

Operating Results
•We declared monthly distributions totaling $11.0 million for the three months ended June 30, 2026. During the three months ended June 30, 2026, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	7.02%	6.62%	6.84%	6.68%	7.24%	7.27%
Year-to-Date Total Return, without upfront selling commissions(2)	2.75%	2.84%	3.19%	2.65%	2.94%	2.95%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	0.76%	0.86%	3.19%	0.66%	0.95%	0.96%
Inception-to-Date Total Return, without upfront selling commissions(2)	10.85%	9.54%	10.58%	8.44%	9.16%	11.75%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	10.21%	8.85%	10.58%	7.54%	8.02%	10.17%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the June 2026 distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized.
(3)	There were no selling commissions charged in respect of the Class F, Class A, Class I-S, and E shares. No upfront selling commissions were assumed for Class E shares.
Investments
•On May 1, 2026, we acquired a 33.18% non-controlling interest in the MIH Member JV, which concurrently entered into a joint venture with a third party to form the MIH JV for the acquisition of the Resort Property. At closing, we contributed $60.2 million to fund the acquisition, resulting in an indirect 28.20% non-controlling interest in the Resort Property. In May 2026, we made an additional capital contribution of $50 thousand to support the ongoing operations of the MIH Member JV.
•We acquired eight vacant homes through CapGrow at an aggregate purchase price of $2.7 million during the three months ended June 30, 2026, which were leased to tenants concurrent with the acquisitions.
•We sold nine CapGrow homes for aggregate net proceeds of $2.7 million during the three months ended June 30, 2026.

Capital and Financing Activities

•During the three months ended June 30, 2026, we raised an aggregate of $63.2 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares of $1.6 million.
•CapGrow incurred net additional borrowings of $0.7 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended June 30, 2026.
•CapGrow repaid $1.2 million of its existing mortgage loans as part of its scheduled debt service payments and asset sales during the three months ended June 30, 2026.

Subsequent Event Highlights

•Subsequent to June 30, 2026, we raised aggregate gross proceeds of $18.6 million from the sale of our common shares and repurchased $0.5 million of our common shares.
•Subsequent to June 30, 2026, we acquired CMBS totaling $18.3 million.
•In July 2026, MI Fund made an additional capital contribution to the MIH Member JV, reducing our ownership interest in the MIH Member JV from 33.18% to 27.25%. In connection with the transaction, we received $10.8 million, representing the cost basis of the interest sold, and recognized $0.1 million of interest income.
•In July 2026, we sold our $5.0 million participation in the Playa Financing for $5.0 million.

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our portfolio of real estate as of June 30, 2026:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Unit/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands) (5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,122 units	98%	$31,429	$550,000	$20,211	67%
Student Housing	1	792 beds	73%	$6,768	70,600	3,027	10%
Commercial Properties	2	564,990 sq ft	100%	$2.38	11,900	986	3%
Industrial Properties	2	1,594,114 sq ft	100%	$6.44	170,500	6,128	20%
Hospitality	1	809 keys	86%	N/A	242,500	N/A	—%
Total	6				$1,045,500	$30,352	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties under Residential (Business), occupancy is defined as the percentage of occupied homes as of June 30, 2026. Unconsolidated investments are excluded from occupancy rate calculations. For student housing, occupancy is defined as the percentage of occupied beds as of June 30, 2026. The two parking garages included under the Commercial Properties have leases in place with a national parking operator. The distribution center and the industrial facility under Industrial Properties are each 100% leased to single tenants. For the Resort Property, occupancy includes paid occupied rooms as of June 30, 2026.
(3)    Average effective annualized base rent represents the annualized base rent for the three months ended June 30, 2026 per leased unit, bed, or square foot, and excludes tenant recoveries, straight line rent, variable rent, and above-market and below-market lease amortization. Unconsolidated investments are excluded from average effective annualized base rent calculations.
(4)    Based on fair value of the real estate as of June 30, 2026. For the Resort Property included under hospitality, balance represents our pro-rata share of the gross real estate value held by the unconsolidated entity.
(5)        Segment revenue is presented for the six months ended June 30, 2026.
(6)     Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.6 million. Excludes our investment in an unconsolidated real estate venture.

The following table provides additional information regarding our portfolio of real estate as of June 30, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Sq. Feet / Units/ Beds / Homes / Square Feet	Occupancy Rate
Residential (Business):
CapGrow	N/A	Various	January, July and October 2023 and December 2024	93.45%	1,122 units	98%
Neptune	N/A	Various	February 2024	4.67%	33 units	100%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	792 beds	73%
Commercial Properties:
Rochester Garages	2	New York	March 2025	85.10%	564,990 sq ft	100%
Industrial Properties:
Marysville Property	1	Ohio	October 2025	100.00%	1,280,496 sq ft	100%
Mt. Elliott Property	1	Michigan	March 2026	98.00%	313,618 sq ft	100%
Hospitality
Resort Property	1	Florida	May 2026	28.20%	809 keys	86%
Total	6
_____________________________________________

(1)    Ownership interest as of June 30, 2026. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets. The table also includes units or properties owned by our unconsolidated real estate ventures.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2026 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire in or within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (six months)	40	$1,251	2%	81	2%
2027	489	13,190	26%	981	23%
2028	86	3,403	7%	204	5%
2029	113	3,290	7%	228	6%
2030	183	5,366	11%	394	10%
2031	132	4,400	9%	354	9%
2032	27	2,751	6%	160	4%
2033	3	94	—%	8	—%
2034	14	1,016	2%	52	1%
2035	6	581	1%	30	1%
Thereafter	5	14,581	29%	1,628	39%
Total	1,098	$49,923	100%	4,120	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of June 30, 2026 multiplied by 12. The Company had not entered into any tenant concessions or rent abatements as of June 30, 2026. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 51 different care providers, there are three that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed approximately 42% of the Company’s rental income for the six months ended June 30, 2026. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of June 30, 2026, there are 49 separate subsidiaries of Sevita that have leased 481 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 31% of the Company’s rental income for the six months ended June 30, 2026, and 21% of the Company's total assets as of June 30, 2026. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 400 of CapGrow’s properties, which represents approximately 26% of the Company’s rental income for the six months ended June 30, 2026, and 18% of the Company’s total assets as of June 30, 2026. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operation and financial condition than would otherwise be the case without this concentration of risk.

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

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through June 30, 2026. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our four largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of June 30, 2026 (in thousands):

			June 30, 2026
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
Preferred equity(1)	12.25%(2)	N/A(3)	$37,537	$37,537	$37,537
Preferred equity(1)	12.75%(4)	January 2029	21,481	21,481	20,727
Junior mortgage loan	1M Term SOFR + 7.50% (5)	May 2030	17,000	17,000	16,943
Senior secured term loan	3M Term SOFR + 3.25%	December 2032	4,988	4,963	4,901
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	3,095	3,095	3,095
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,010
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	2,516
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	5,035
CMBS - floating	1M Term TSFR + 3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	6,281
			$167,382	$167,371	$166,545
_______________________________________
(1) Investment in preferred equity includes original stated balance, less repayment, and plus paid-in-kind interest as of June 30, 2026.
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
(8) Revolver loan has draws outstanding of $0.6 million, $1.5 million, and $1.0 million that were made in February 2026, March 2026, and May 2026, respectively. The revolving credit facility matures on January 14, 2029. However, the revolver loan must be paid down to $2.0 million or less once during each calendar year.

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
	2026	2025	Change

Revenues
Rental revenue	$14,724	$11,401	$3,323
Other revenue	744	424	320
Total revenues	15,468	11,825	3,643

Expenses
Property operating expenses	1,509	1,247	262
Management fees	626	465	161
Performance participation allocation	(581)	623	(1,204)
General and administrative	2,664	2,343	321
Depreciation and amortization	6,407	4,931	1,476
Total expenses	10,625	9,609	1,016

Operating income	4,843	2,216	2,627

Other income (expense):
Interest expense, net	(4,922)	(3,229)	(1,693)
Impairment of investments in real estate	(86)	(1,160)	1,074
Income from investments in real estate debt, net	3,800	1,783	2,017
Income (loss) from unconsolidated entities	30	29	1
Unrealized gain (loss) on derivative instruments	48	(275)	323
Gain on sale of real estate	300	218	82
Other expenses	(342)	—	(342)
Total other income (expense)	(1,172)	(2,634)	1,462
Net income (loss)	$3,671	$(418)	$4,089
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	(54)	26
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(42)	(4)
Net income (loss) attributable to SDREIT stockholders	$3,575	$(396)
Net income (loss) loss per common share - basic and diluted	$0.06	$(0.01)
Weighted-average common shares outstanding - basic and diluted	56,007,512	35,373,992

Rental Revenue

Rental revenue from property operations increased by $3.3 million from $11.4 million during the three months ended June 30, 2025 to $14.7 million during the three months ended June 30, 2026, which was primarily due to the acquisition of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026, which generated rental income of $2.4 million and $0.6 million, respectively in 2026.

Other Revenue

Other revenue increased by $0.3 million from $0.4 million during the three months ended June 30, 2025 to $0.7 million during the three months ended June 30, 2026, which was primarily due to the acquisition of the Marysville Property in October 2025, which generated other income of $0.5 million. The increase was partially offset by a decrease in CapGrow lease termination income.

Property Operating Expenses

Property operating expenses increased by $0.3 million from $1.2 million during the three months ended June 30, 2025 to $1.5 million during the three months ended June 30, 2026 primarily due to the acquisitions of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026.

Management Fees

Management fees increased by $0.1 million from $0.5 million during the three months ended June 30, 2025 to $0.6 million for the three months ended June 30, 2026. The increase was due to the increase in net asset value based on more capital being raised.

Performance Participation Allocation

Performance participation allocation changed by $1.2 million from $0.6 million during the three months ended June 30, 2025 to a reversal of $0.6 million for the three months ended June 30, 2026 due to performance metrics that would result in such participation allocation not being met as of June 30, 2026. As a result, no allocation was earned for the current period and previously accrued amounts were reversed.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million from $2.3 million during the three months ended June 30, 2025 to $2.7 million for the three months ended June 30, 2026, which was primarily due to higher professional fees.

Depreciation and Amortization

Depreciation and amortization increased by $1.5 million from $4.9 million during the three months ended June 30, 2025 to $6.4 million for the three months ended June 30, 2026 primarily due to the depreciation and amortization expenses associated with the acquisition of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026.

Interest Expenses, net

Interest expenses, net increased by $1.7 million from $3.2 million during the three months ended June 30, 2025 to $4.9 million for the three months ended June 30, 2026 primarily due to interest expense associated with the financing of the acquisitions of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the period.

Impairment of Investments in Real Estate
Impairment of investments in real estate decreased $1.1 million from $1.2 million during the three months ended June 30, 2025 to less than $0.1 million for the three months ended June 30, 2026. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

Income from investments in real estate debt, net increased by $2.0 million from $1.8 million during the three months ended June 30, 2025 to $3.8 million during the three months ended June 30, 2026. The increase was due to our investments in (i) the Equestrian Loan Facility in January 2026 and (ii) CMBS in the latter part of 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain on derivative instruments of $48 thousand for the three months ended June 30, 2026 as opposed to unrealized loss on derivative instruments of $0.3 million for the three months ended June 30, 2025, primarily due to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate increased by $82 thousand from $218 thousand during the three months ended June 30, 2025 to $300 thousand for the three months ended June 30, 2026 were related to gain recognized by CapGrow on the sale of its properties.

Other Expenses

Other expenses of $0.3 million for the three months ended June 30, 2026 was related to estimated tax expense on income generated from the Equestrian Loan Facility.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following table sets forth information regarding the condensed consolidated results of operations for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026	2025	Change

Revenues
Rental revenue	$29,160	$23,218	$5,942
Other revenue	1,188	823	365
Total revenues	30,348	24,041	6,307

Expenses
Property operating expenses	2,876	2,354	522
Management fees	1,221	898	323
Performance participation allocation	6	623	(617)
General and administrative	5,486	4,828	658
Depreciation and amortization	12,438	10,092	2,346
Total expenses	22,027	18,795	3,232

Operating income	8,321	5,246	3,075

Other income (expense):
Interest expense, net	(9,317)	(6,250)	(3,067)
Impairment of investments in real estate	(368)	(1,913)	1,545
Income from investments in real estate debt, net	8,282	2,599	5,683
Income (loss) from unconsolidated entities	61	59	2
Unrealized gain (loss) on derivative instruments	68	(656)	724
Gain on sale of real estate	329	236	93
Other expenses	(622)	—	(622)
Total other income (expense)	(1,567)	(5,925)	4,358
Net income (loss)	$6,754	$(679)	$7,433
Net (loss) income attributable to non-controlling interest in the consolidated subsidiaries	(141)	29
Net (loss) income attributable to non-controlling interest in the Operating Partnership	(90)	(5)
Net income (loss) attributable to SDREIT stockholders	$6,523	$(655)
Net income (loss) per common share - basic and diluted	$0.12	$(0.02)
Weighted-average common shares outstanding - basic and diluted	53,180,029	33,569,498

Rental Revenue

Rental revenue from property operations increased by $5.9 million from $23.2 million during the six months ended June 30, 2025 to $29.2 million during the six months ended June 30, 2026, which was primarily due to the acquisition of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026, which generated rental income of $4.8 million and $0.6 million, respectively, during the six months ended June 30, 2026.

Other Revenue

Other revenue increased by $0.4 million from $0.8 million during the six months ended June 30, 2025 to $1.2 million during the six months ended June 30, 2026, which was primarily due to the acquisition of the Marysville Property in October 2025, which generated other income of $0.6 million. The increase was partially offset by a decrease in CapGrow lease termination income.

Property Operating Expenses

Property operating expenses increased by $0.5 million from $2.4 million during the six months ended June 30, 2025 to $2.9 million during the six months ended June 30, 2026 primarily due to the acquisitions of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026.

Management Fees

Management fees increased by $0.3 million from $0.9 million during the six months ended June 30, 2025 to $1.2 million for the six months ended June 30, 2026. The increase was due to the increase in net asset value due to more capital being raised.

Performance Participation Allocation

Performance participation allocation decreased by $0.6 million from $0.6 million during the six months ended June 30, 2025 to $6 thousand for the six months ended June 30, 2026 due to performance metrics that would result in such participation allocation not being met as of June 30, 2026.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $4.8 million during the six months ended June 30, 2025 to $5.5 million for the six months ended June 30, 2026, which was primarily due to higher professional fees and distribution fees.

Depreciation and Amortization

Depreciation and amortization increased by $2.3 million from $10.1 million during the six months ended June 30, 2025 to $12.4 million for the six months ended June 30, 2026 primarily due to the depreciation and amortization expenses associated with the acquisition of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026

Interest Expense, net

Interest expense, net increased by $3.0 million from $6.3 million during the six months ended June 30, 2025 to $9.3 million for the six months ended June 30, 2026 primarily due to interest expense associated with the financing of the acquisitions of the Marysville Property and the Mt. Elliott Property. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the period.

Impairment of Investments in Real Estate
Impairment of investments in real estate decreased by $1.5 million from $1.9 million during the six months ended June 30, 2025 to $0.4 million for the six months ended June 30, 2026. These impairments relate to the write down of impaired vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

Income from investments in real estate debt, net increased by $5.7 million from $2.6 million during the six months ended June 30, 2025 to $8.3 million during the six months ended June 30, 2026. The increase was due to our investments in (i) the Equestrian Loan Facility in January 2026 and (ii) CMBS in the latter part of 2025.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain on derivative instruments of $68.0 thousand for the six months ended June 30, 2026 as opposed to unrealized loss on derivative instruments of $0.7 million for the six months ended June 30, 2025, primarily due to University Courtyard’s fair value adjustments relating to its interest rate cap.

Gain on Sale of Real Estate

Gain on sale of real estate increased by $0.1 million from $0.2 million during the six months ended June 30, 2025 to $0.3 million for the six months ended June 30, 2026 was related to gain recognized by CapGrow on the sale of its properties.

Other Expenses

Other expenses of $0.6 million for the six months ended June 30, 2026 was related to estimated tax expense on income generated from the Equestrian Loan Facility.

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
The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT stockholders for the respective periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to SDREIT stockholders	$3,575	$(396)	$6,523	$(655)
Adjustments to arrive at FFO:
Depreciation and amortization	6,407	4,931	12,438	10,092
Gain on sale of real estate	(300)	(218)	(329)	(236)
Impairment on investments in real estate	86	1,160	368	1,913
Amount attributable to non-controlling interests in consolidated subsidiaries for above adjustments	(353)	(440)	(736)	(881)
Amount attributable to unconsolidated entities for depreciation and above adjustments	2	3	5	6
Net adjustment attributable to unconsolidated entities elected FVO (1)	1,536	—	1,536	—
FFO attributable to SDREIT stockholders	$10,953	$5,040	$19,805	$10,239
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(523)	(100)	(1,051)	(211)
Amortization of below-market lease intangibles	(1,021)	(1,151)	(2,090)	(3,007)
Amortization of discount on mortgage and other loans payable	68	69	136	137
Amortization of deferred financing fees - property level	153	67	287	148
Amortization of restricted stock awards	51	61	102	122
Organizational costs and transaction costs	109	39	271	308
Origination fees	—	(255)	(650)	(605)
Non-cash performance participation allocation	(581)	623	6	623
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	601	308	782	674
Paid-in-kind interest	(1,293)	(468)	(2,457)	(596)

Amount attributable to non-controlling interests for above adjustments	62	15	127	147
Amount attributable to unconsolidated entities for above adjustments	—	1	(1)	1
Net adjustment attributable to unconsolidated entities elected FVO	104	—	104	—
AFFO attributable to SDREIT stockholders	$8,683	$4,249	$15,371	$7,980
Recurring tenant improvements and other capital expenditures	(419)	(27)	(425)	(30)
Management fee	626	465	1,221	898
Stockholder distribution fees paid	—	(135)	—	(257)
FAD Attributable to SDREIT stockholders	$8,890	$4,552	$16,167	$8,591

_______________________________________
(1) No unrealized gain or loss recognized on our investment in the unconsolidated entity for three and six months ended June 30, 2026, for which FVO has been elected. Amount represents our allocable share of the unconsolidated entity’s FFO (net income plus real estate depreciation).

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of June 30, 2026, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the non-controlling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2026 (amounts in thousands, except per share/unit data):

Components of NAV	June 30, 2026
Investments in real estate (including goodwill)	$803,000
Investment in an unconsolidated joint venture	62,897
Investments in real estate debt	167,225
Cash and cash equivalents	40,310
Restricted cash	12,815
Receivables	2,423
Other assets	2,608
Mortgages, credit facility and financing obligations, net	(371,170)
Accounts payable and other liabilities	(21,108)
Management fee payable	(416)
Due to related parties	(23)
Accrued participation allocation	(6)
Non-controlling interests in the consolidated subsidiaries	(32,502)
Net Asset Value	$666,053
Number of outstanding shares/units	58,269,497
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$266,356	$70,014	$210,818	$101,988	$9,890	$684	$6,303	$666,053
Number of outstanding shares/ units	23,381,165	6,225,383	18,018,436	9,147,588	896,015	62,182	538,728	58,269,497
NAV Per Share/Unit	$11.3919	$11.2465	$11.7001	$11.1492	$11.0378	$10.9932	$11.7001	$11.4306
As of June 30, 2026, the Company’s fair value of its investment in an unconsolidated entity that owns the Resort Property under Hospitality approximates cost and not included in the following table which details the discount rate and the weighted-average capitalization rate by property type, which are the key assumptions from the valuations as of June 30, 2026:

Property Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.3%	6.8%
Student Housing	8.8%	6.3%
Commercial Properties	11.8%	9.8%
Industrial Properties	8.0%	6.3%

These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at June 30, 2026:

Input	Hypothetical Change	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties
Discount Rate	0.25% decrease	1.3%	1.1%	1.5%	1.8%
Discount Rate	0.25% increase	(1.2)%	(1.0)%	(1.5)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.5%	4.3%	1.1%	2.4%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.2)%	(4.0)%	(1.0)%	(2.2)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of June 30, 2026:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate debt (weighted average)	5.02%	6.34%
Variable rate debt (weighted average) (1)	SOFR +2.69%	SOFR +2.30%
___________________________________________________
(1) Includes University Courtyard’s and the Mt. Elliott Property’s debt obligation without consideration of the effect of the interest rate cap or swap.

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow, University Courtyard, the Marysville Property, and the Mt. Elliott Property. Examples of changes in market mortgage interest rates, assuming no other changes to our June 30, 2026 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing	Industrial Properties
Mortgage Interest Rates (weighted average)	0.25% decrease	0.5%	0.3%	0.3%
Mortgage Interest Rates (weighted average)	0.25% increase	(0.5)%	(0.3)%	(0.4)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheets to our NAV as of June 30, 2026 (amounts in thousands):

June 30, 2026
Shareholders’ equity	$516,837
Redeemable non-controlling interest in SDREIT Operating Partnership	6,303
Total SDREIT stockholders' equity and SDREIT Operating Partnership partners' capital under GAAP	$523,140
Adjustments:
Accrued organizational and offering costs	1,889
Accumulated depreciation and amortization under GAAP	55,144
Straight line rent receivable	(3,296)
Unrealized net real estate appreciation	89,175
Unvested dividends reinvestment	1
NAV	$666,053
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

Since March 31, 2023, we have declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0665 per share for the month ended June 30, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share class from inception through record date June 30, 2026:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2024	$1.3705	$1.1859	$0.8195	$0.6444	$0.3169	$—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0574	0.0617	0.0572	0.0617	0.0617
April 30, 2025	0.0615	0.0572	0.0615	0.0572	0.0615	0.0615
May 31, 2025	0.0618	0.0574	0.0618	0.0573	0.0618	0.0618
June 30, 2025	0.0621	0.0578	0.0621	0.0578	0.0621	0.0621
July 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	0.0620
August 31, 2025	0.0638	0.0592	0.0638	0.0592	0.0638	0.0638
September 30, 2025	0.0638	0.0594	0.0638	0.0594	0.0638	0.0638
October 31, 2025	0.0643	0.0597	0.0643	0.0597	0.0643	0.0643
November 30, 2025	0.0645	0.0600	0.0645	0.0600	0.0645	0.0645
December 31, 2025	0.0648	0.0601	0.0648	0.0602	0.0648	0.0648
January 31, 2026	0.0668	0.0620	0.0668	0.0620	0.0668	0.0668
February 29, 2026	0.0668	0.0625	0.0668	0.0625	0.0668	0.0668
March 31, 2026	0.0671	0.0623	0.0671	0.0623	0.0671	0.0671
April 30, 2026	0.0670	0.0623	0.0670	0.0624	0.0670	0.0670
May 31, 2026	0.0670	0.0622	0.0670	0.0622	0.0670	0.0670
June 30, 2026	0.0665	0.0619	0.0665	0.0619	0.0665	0.0665
Total	$2.5260	$2.2603	$1.9750	$1.7187	$1.4724	$1.0935

The following table details our net distributions declared for the six months ended June 30, 2026 and 2025, respectively (amounts in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,004	66%	$9,715	79%
Reinvested in shares	7,115	34%	2,525	21%
Total distributions	$21,119	100%	$12,240	100%

Sources of Distributions
Cash flows from operating activities(1)	$17,212	82%	$10,642	87%
Cash flows from other sources(2)	3,907	18%	1,598	13%
Total Sources of distribution	$21,119	100%	$12,240	100%

Cash flows from operating activities	$17,212		$10,245
Funds from operations(3)	$19,805		$10,239
Adjusted funds from operations(3)	$15,371		$7,980
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

Subsequent to June 30, 2026, we declared $2.1 million of distributions in cash and $1.7 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $40.3 million of immediate liquidity as of June 30, 2026, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

As of June 30, 2026, we have a $6.0 million revolver loan to an equestrian show operator, of which $2.9 million remains available for drawdown.

Capital Resources

As of June 30, 2026, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of June 30, 2026 (amount in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.98%	March 2031	n/a	$341,939
Revolving credit facility(3)	7.13%	February 2027	$50,000	14,320
Financing obligation(4)				23,196
Discount and deferred financing costs, net				(4,358)
Total indebtedness				$375,097
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates, including the effect of applicable interest rate cap or swap, and maturities ranging from October 2026 through January 2039.
(3)     The revolving credit facility bears interest equal to 1M Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the three months ended June 30, 2026 was 7.13%.
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

As of June 30, 2026, we have received net proceeds of $491.3 million, including proceeds from our distribution reinvestment plan, from issuing an aggregate of 9,210,840 Class F common shares, 6,730,442 Class FF common shares, 9,289,066 Class AA common shares, 1,945,003 Class A common shares, 62,182 Class I-S common shares and 17,377,817 Class E common shares in the private offering. This is in addition to the $152.3 million received from the sale of 15,200,707 Class F common shares (including reinvestment of distributions) in or associated with the private transactions that preceded this offering. Additionally, we issued an aggregate $6.3 million, or 428,222 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Advisor as payment of management fees, and to an employee of Sculptor who purchased such shares.

As of June 30, 2026, we have repurchased 1,030,382 Class F common shares, 505,059 Class FF common shares, 141,478 Class AA common shares and 1,048,988 Class A common shares, totaling $29.8 million.

Cash Flows
Six Months Ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,		Difference
	2026	2025
Cash flows provided by operating activities	$17,212	10,245	$6,967
Cash flows used in investing activities	(154,299)	(81,239)	(73,060)
Cash flows provided by financing activities	111,862	53,840	58,022
Net change in cash and cash equivalents and restricted cash	$(25,225)	$(17,154)	$(8,071)

Cash flows provided by operating activities increased by approximately $7.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to improved operating results with more investments in our portfolio.

Cash flows used in investing activities increased by approximately $73.1 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to more investments in real estate debt and our investment in the Resort Property through our unconsolidated real estate venture during the six months ended June 30, 2026.

Cash flows provided by financing activities increased by approximately $58.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to (i) more subscriptions net of repurchases, and (ii) the new mortgage loan related to the acquisition of the Mt. Elliott Property.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2026 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$375,398	$6,468	$43,109	$205,464	$120,357
Organization and offering costs(2)	1,889	343	1,374	172	—
Total	$377,287	$6,811	$44,483	$205,636	$120,357
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Amount owed to our Adviser as of June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operation - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 for the Company. Our exposures to market risk have not changed materially since December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as disclosed below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our investment in the JW Marriott Marco Island Beach Resort is subject to risks associated with hurricanes and other natural disasters

Our investment in the JW Marriott Marco Island Beach Resort (the “Resort Property”), a beachfront resort located on Marco Island, Florida, is subject to risks associated with hurricanes, tropical storms, flooding, storm surge and other natural disasters that affect coastal Florida markets. Severe weather events affecting Marco Island or the surrounding area could result in material damage to the Resort Property, temporary property closures, guest and employee evacuations, delays in repairs or restoration, and reduced travel demand in the region. Any such event could adversely affect the Resort Property’s operations and financial performance, including where the Resort Property does not sustain significant physical damage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
In June 2026, we issued 20,264 unregistered Class E shares to our independent directors pursuant to the terms of our independent director compensation plan in connection with their re-election to our board of directors. Such shares are subject to vesting and settlement provisions as detailed within the independent director compensation plan. In addition during the three months ended June 30, 2026, we issued 9,095 Class E units of the Operating Partnership to the Special Limited Partner pursuant to the Operating Partnership’s distribution reinvestment plan reflecting a total purchase price of $0.1 million. Such Class E units in the Operating Partnership may be redeemed by the holder for cash or Class E shares of common stock, at the holder’s option. The offer and sale of these units were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. All other sales of unregistered securities during the three months ended June 30, 2026 were previously reported on a Current Report on Form 8-K.
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

During the three months ended June 30, 2026, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Share Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
April 2026	93,131	11.22	93,131	—
May 2026	46,408	11.23	46,408	—
June 2026	—	—	—	—
Total	139,539		139,539	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through a combination of sales of shares of our common stock and proceeds from asset dispositions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) Not applicable.

(c) During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated of as March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed on July 5, 2023 and incorporated herein by reference)
10.1*	Amended and Restated Limited Liability Company Agreement of MIH Member LLC dated May 1, 2026
10.2*	Loan Agreement dated May 1, 2026 by and among Wells Fargo Bank, National Association, JPMorgan Chase Bank, National Association and MIH Propco LLC
10.3	Seventh Amended and Restated Advisory Agreement, dated as of June 21, 2026, by and among Sculptor Diversified Real Estate Income Trust, Inc., Sculptor Diversified REIT Operating Partnership LP and Sculptor Advisors LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2026 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	August 13, 2026	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Anthony Boni
Anthony Boni
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 13, 2026	By:	/s/ Christine Yap
Christine Yap
Chief Accounting Officer
(Principal Accounting Officer)