Form 10-Q
period 2026-09-30
Sculptor Diversified Real Estate Income Trust, Inc.
filed 2026-11-13
CIK 1914496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 13, 2026, the registrant had the following shares outstanding: 23,794,801 outstanding shares of Class F common stock, 6,343,069 outstanding shares of Class FF common stock, 11,484,873 outstanding shares of Class AA common stock, 881,131 outstanding shares of Class A common stock, 5,519,523 outstanding shares of Class I-S common stock and 19,868,375 outstanding shares of Class E common stock.

SCULPTOR DIVERSIFIED REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Investments in real estate, net	$598,976	$587,861
Investment in unconsolidated entities (includes $58,438 and $0 at fair value as of September 30, 2026 and December 31, 2025, respectively)	60,130	1,725
Investments in real estate debt	199,463	101,855
Cash and cash equivalents	47,842	37,591
Restricted cash	57,967	40,759
Deferred rent and other receivables	6,903	4,009
Goodwill	34,458	34,458
Lease intangible assets, net	45,319	46,445
Other assets	5,527	8,353
Total assets	$1,056,585	$863,056

Liabilities and Equity
Liabilities
Mortgages and other loans payable, net	$336,257	$323,264
Revolving credit facility	15,690	13,133
Accounts payable and other liabilities	72,610	50,589
Financing obligation, net	22,959	22,959
Due to related parties	2,181	6,568
Lease intangible liabilities, net	38,407	42,064
Total liabilities	488,104	458,577

Commitment and contingencies
Redeemable non-controlling interest in the Operating Partnership	6,436	2,191

Equity
Common stock, Class F shares, $0.01 par value per share, 300,000,000 shares authorized; 23,613,245 and 20,510,611 shares issued and outstanding, respectively	236	205
Common stock, Class FF shares, $0.01 par value per share, 300,000,000 shares authorized; 6,295,599 and 6,345,659 shares issued and outstanding, respectively	63	63
Common stock, Class E shares, $0.01 par value per share, 100,000,000 shares authorized; 18,081,068 and 9,483,386 shares issued and outstanding, respectively	181	95
Common stock, Class AA shares, $0.01 par value per share, 300,000,000 shares authorized; 10,958,236 and 7,011,253 shares issued and outstanding, respectively	110	70
Common stock, Class A shares, $0.01 par value per share, 300,000,000 shares authorized; 877,046 and 1,745,168 shares issued and outstanding, respectively	8	17
Common stock, Class I-S shares, $0.01 par value per share, 100,000,000 shares authorized; 436,504 and 51,051 shares issued and outstanding, respectively	4	1
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	633,058	459,684
Accumulated deficit and cumulative distributions	(86,978)	(74,167)
Total stockholders’ and members’ equity	546,682	385,968
Non-controlling interests in the consolidated subsidiaries	15,363	16,320
Total equity	562,045	402,288
Total liabilities and equity	$1,056,585	$863,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$14,818	$11,518	$43,978	$34,736
Other revenue	1,554	429	2,742	1,252
Total revenues	16,372	11,947	46,720	35,988

Expenses
Property operating expenses	1,624	1,566	4,500	3,920
Management fees	677	519	1,898	1,417
Performance participation allocation	—	1,665	6	2,288
General and administrative	2,545	2,372	8,031	7,200
Depreciation and amortization	6,766	4,927	19,204	15,019
Total expenses	11,612	11,049	33,639	29,844

Operating income	4,760	898	13,081	6,144

Other income (expense):
Interest expense, net	(4,737)	(3,197)	(14,054)	(9,447)
Impairment of investments in real estate	(396)	(560)	(764)	(2,473)
Income from investments in real estate debt, net	4,355	1,866	12,637	4,465
Income (loss) from unconsolidated entities	9,185	29	9,246	88
Unrealized gain (loss) on derivative instruments	448	(159)	516	(815)
Gain (loss) on sale of real estate	80	157	409	393
Other expenses	(359)	—	(981)	—
Total other income (expense)	8,576	(1,864)	7,009	(7,789)
Net income (loss)	13,336	(966)	20,090	(1,645)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(31)	2	(172)	31
Net loss (income) attributable to redeemable non-controlling interest in the Operating Partnership	(56)	(9)	(146)	(14)
Net income (loss) attributable to SDREIT stockholders	$13,249	$(973)	$19,772	$(1,628)
Net income (loss) per common share - basic and diluted	$0.22	$(0.03)	$0.36	$(0.05)
Weighted-average common shares outstanding - basic and diluted	59,413,215	38,376,881	55,280,590	35,189,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2026
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at June 30, 2026	$234	$62	$180	$91	$9	$1	$604,809	$(88,549)	$516,837	$15,833	$532,670
Common stock issued	—	—	1	19	—	1	24,143	—	24,164	—	24,164
Repurchase of common stock	—	—	—	—	(1)	—	(908)	—	(909)	—	(909)
Distribution reinvestment	2	1	—	2	—	—	5,160	—	5,165	—	5,165
Exchange of common stock	—	—	—	(2)	—	2	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(119)	—	(119)	—	(119)
Amortization of compensation awards, net	—	—	—	—	—	—	51	—	51	—	51
Distributions declared on common stock	—	—	—	—	—	—	—	(11,678)	(11,678)	—	(11,678)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(501)	(501)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(78)	—	(78)	—	(78)
Net income (loss)	—	—	—	—	—	—	—	13,249	13,249	31	13,280
Balance at September 30, 2026	$236	$63	$181	$110	$8	$4	$633,058	$(86,978)	$546,682	$15,363	$562,045

	Three Months Ended September 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at June 30, 2025	$196	$62	$39	$47	$17	$1	$361,178	$(56,629)	$304,911	$17,826	$322,737
Common stock issued	—	—	35	14	—	—	53,331	—	53,380	—	53,380
Repurchase of common stock	—	—	—	—	—	—	(55)	—	(55)	—	(55)
Distribution reinvestment	—	1	—	—	—	—	1,447	—	1,448	—	1,448
Offering costs	—	—	—	—	—	—	(324)	—	(324)	—	(324)
Amortization of compensation awards, net	—	—	—	—	—	—	51	—	51	—	51
Distributions declared on common stock	—	—	—	—	—	—	—	(7,157)	(7,157)	—	(7,157)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(595)	(595)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(93)	—	(93)	—	(93)
Net income (loss)	—	—	—	—	—	—	—	(973)	(973)	(2)	(975)
Balance at September 30, 2025	$196	$63	$74	$61	$17	$1	$415,535	$(64,759)	$351,188	$17,246	$368,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2025	$205	$63	$95	$70	$17	$1	$459,684	$(74,167)	$385,968	$16,320	402,288
Common stock issued	27	—	86	40	2	1	179,938	—	180,094	—	180,094
Repurchase of common stock	—	(3)	—	(1)	(11)	—	(16,910)	—	(16,925)	—	(16,925)
Distribution reinvestment	4	3	—	3	—	—	10,943	—	10,953	—	10,953
Exchange of common stock	—	—	—	(2)	—	2	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(362)	—	(362)	—	(362)
Amortization of compensation awards, net	—	—	—	—	—	—	(51)	—	(51)	—	(51)
Distributions declared on common stock	—	—	—	—	—	—	—	(32,583)	(32,583)	—	(32,583)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	204	204
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,333)	(1,333)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(184)	—	(184)	—	(184)
Net income (loss)	—	—	—	—	—	—	—	19,772	19,772	172	19,944
Balance at September 30, 2026	$236	$63	$181	$110	$8	$4	$633,058	$(86,978)	$546,682	$15,363	$562,045

	Nine Months Ended September 30, 2025
	Par Value
	Common Stock Class F	Common Stock Class FF	Common Stock Class E	Common Stock Class AA	Common Stock Class A	Common Stock Class I-S	Additional Paid-in Capital	Accumulated Deficit and cumulative distributions	Total Stockholders’ and Members’ Equity	Non-controlling interests in the consolidated subsidiaries	Total Equity
Balance at December 31, 2024	$206	$63	$3	$26	$1	$—	$295,294	$(43,792)	$251,801	$17,310	269,111
Common stock issued	—	—	71	34	16	1	130,629	—	130,751	—	130,751
Repurchase of common stock	(10)	(2)	—	—	—	—	(13,170)	—	(13,182)	—	(13,182)
Distribution reinvestment	—	2	—	1	—	—	3,825	—	3,828	—	3,828
Offering costs	—	—	—	—	—	—	(809)	—	(809)	—	(809)
Amortization of compensation awards, net	—	—	—	—	—	—	(74)	—	(74)	—	(74)
Distributions declared on common stock	—	—	—	—	—	—	—	(19,339)	(19,339)	—	(19,339)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	1,329	1,329
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,362)	(1,362)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	(160)	—	(160)	—	(160)
Net income (loss)	—	—	—	—	—	—	—	(1,628)	(1,628)	(31)	(1,659)
Balance at September 30, 2025	$196	$63	$74	$61	$17	$1	$415,535	$(64,759)	$351,188	$17,246	$368,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$20,090	$(1,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Management fees	1,898	1,417
Performance participation allocation	6	2,288
Depreciation and amortization	19,204	15,019
Amortization of discounts and deferred financing costs	668	417
Impairment of investments in real estate	764	2,473
(Gain) loss on sale of real estate	(409)	(393)
Realized (gain) loss on dispositions of investment in real estate debt	(417)	—
Straight-line rent adjustment	(1,684)	(319)
Amortization of above- and below-market leases	(3,240)	(3,961)
Amortization of share-based compensation	154	174
Unrealized (gain) loss on investments in real estate debt	1,480	(35)
Unrealized (gain) loss on derivative instruments	(516)	815
(Income) loss from unconsolidated entities	(9,246)	(88)
Distributions of earnings from unconsolidated entities	225	—
Paid-in-kind interest	(3,663)	(1,076)
Other reconciling items	79	93
Changes in operating assets and liabilities:
Deferred rent and other receivables	(1,291)	(871)
Other assets	426	(633)
Accounts payable and other liabilities	2,232	2,493
Due to related parties	(11)	(34)
Net cash provided by operating activities	26,749	16,134
Cash Flows From Investing Activities:
Acquisition of real estate	(32,718)	(38,715)
Additions to real estate	(1,419)	(952)
Deposit on real estate acquisition, net of refunds	340	(10,622)
Proceeds from sale of real estate	6,725	10,111
Investments in real estate debt	(107,974)	(54,500)
Investments in unconsolidated entities	(60,285)	—
Sale of investment in unconsolidated entity at fair value	10,779	—
Proceeds from sale/repayment of investments in real estate debt	12,991	—
Distributions in excess of cumulative earnings from unconsolidated entities	122	128
Net cash used in investing activities	(171,439)	(94,550)
Cash Flows from Financing Activities:

Sculptor Diversified Real Estate Income Trust, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Proceeds of mortgages and other loans payable	16,900	—
Repayments of mortgages and other loans payable	(4,093)	(12,131)
Repayments of financing obligation	(2)	(1)
Proceeds from revolving credit facility	3,514	18,181
Repayments of revolving credit facility	(957)	(631)
Payment of deferred financing costs	(456)	(299)
Payment of offering costs	(423)	(794)
Due to related parties	(516)	(515)
Subscriptions received in advance	18,300	1,269
Issuance of common stock	178,065	129,179
Repurchase of common stock	(16,494)	(13,182)
Distribution to shareholders	(20,560)	(14,773)
Contribution by non-controlling interests in the consolidated subsidiaries	204	1,329
Distribution to non-controlling interests in the consolidated subsidiary	(1,333)	(1,362)
Net cash provided by (used in) financing activities	172,149	106,270
Net change in cash and cash equivalents and restricted cash	27,459	27,854
Cash and cash equivalents and restricted cash at beginning of period	78,350	54,840
Cash and cash equivalents and restricted cash at end of period	$105,809	$82,694

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$47,842	$63,294
Restricted cash	57,967	19,400
Total cash and cash equivalents and restricted cash	$105,809	$82,694
Supplemental Information:
Interest paid	$12,104	$9,071
Income tax paid	562	—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Dividends unpaid	$3,963	$2,585
Distribution reinvestment	$10,968	$3,828
Contributions by non-controlling interests in the Operating Partnership	$4,237	$88
Distributions to non-controlling interests in the Operating Partnership	$322	$89
Transfer to assets held for sale	$(2,675)	$4,057
Management fee paid in shares	$1,824	$1,324
Performance allocation paid in Operating Partnership units	$3,940	$—
Accrued distribution fee	$(62)	$15
Adjustment to carrying value of redeemable common stock	$184	$160
Vested shares issued to board of directors	$205	$248
Common stock repurchases payable	$432	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Sculptor Diversified Real Estate Income Trust, Inc. (“SDREIT,” the “Company,” “we,” or “us”) was formed on February 11, 2022 as a Maryland corporation and has operated and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning January 1, 2023.

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

In March 2023, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Offering”). The Company sells shares monthly in the Offering at a price generally equal to the prior month’s net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company’s board of directors (the “Board”), including a majority of its independent directors, plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”) and the valuations of and certain adjustments to the Company’s assets and liabilities used in the determination of NAV will differ from GAAP. Our Class A, Class AA, Class D, Class E, Class F, Class FF, Class I, Class S, and Class I-S shares are generally available for issuance in the Offering. Our Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. Our Class FF shares are now only available pursuant to our distribution reinvestment plan (“DRIP”). See Note 17 for further discussion of the Company’s private offering of new share classes subsequent to September 30, 2026.

As of September 30, 2026, the Company owns a portfolio of 1,119 single-family rental homes, one student housing property, two commercial real estate properties, two industrial real estate properties, three investments in real estate debt and investments in two unconsolidated real estate ventures.

The Company, through its wholly-owned subsidiary, CapGrow Holdings Member, LLC (the “CapGrow Member”), owns a 93.49% controlling interest in CapGrow Holdings JV LLC (the “CapGrow JV” and together with CapGrow Member, “CapGrow”) which owns a portfolio of primarily single-family homes (the “CapGrow Portfolio”) leased to and operated by care providers that serve individuals with intellectual and developmental disabilities.

CapGrow JV, CapGrow’s founder, and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint venture, CapGrow Neptune JV LLC (the “Neptune JV”), and closed on the acquisition of a portfolio of single-family residences and intermediate care facilities located in California and Minnesota in 2024. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect non-controlling interest in Neptune JV.

The Company, together with a third-party joint venture partner, owns a 90.00% controlling interest in a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas.

On March 18, 2025, the Company, together with a third-party joint venture partner (such joint venture, the “Parking JV”), closed on the acquisition of two parking garage properties located in Rochester, New York. Concurrent with the acquisition, leases were entered into with a national parking operator for both garages. As of September 30, 2026, the Company owns an 85.10% controlling interest in the Parking JV.

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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
On March 26, 2026, the Company, through a joint venture in which it holds a 98% ownership interest, acquired an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”). The property is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

On May 1, 2026, the Company, through a 33.18% non-controlling interest in a joint venture (the “MIH Member JV”) with other investment funds managed by affiliates of our Adviser, and together with a third-party joint venture partner, acquired the JW Marriott Marco Island Beach Resort (the “Resort Property”), located at 400 South Collier Boulevard, Marco Island, Florida. The Resort Property includes a beachfront resort and two golf courses. In July 2026, one of the affiliated investment funds made an additional capital contribution to the MIH Member JV, reducing the Company's ownership interest, through its wholly-owned subsidiary, in the MIH Member JV from 33.18% to 27.25% (see Note 4).

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of September 30, 2026, investments in real estate debt consists of (i) an investment in preferred equity in a real estate company (the “Veterinary Real Estate Company”) that owns 71 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a facility to an equestrian show operator (the “Equestrian Loan Facility”) that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion), and (iv) investments in CMBS.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

As of September 30, 2026, the total assets and liabilities of the Company's consolidated VIEs were $1,003.8 million and $435.3 million, respectively. Such amounts are included on the Company’s condensed consolidated balance sheets.

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

Depreciation is computed using the straight-line method. The estimated useful life of our buildings ranges from eight to 43 years. Improvements to buildings made after the initial acquisition are capitalized and depreciated over useful lives ranging from two to 30 years. Tenant improvements are capitalized and depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter. Furniture, fixtures, and equipment are capitalized and depreciated over useful lives ranging from two to seven years. Depreciation expense amounted to $5.2 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, and amounted to $15.1 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Investments in Real Estate Debt

The Company’s investments in real estate debt as of September 30, 2026 consist of: (i) a preferred equity investment in a real estate company; (ii) a junior mortgage loan collateralized by a casino‑hotel property; (iii) the Equestrian Loan Facility, which consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion); and (iv) CMBS. The Company has elected the FVO for the investments other than CMBS, and records these investments at fair value, with unrealized gains and losses of such investment included in income from investment in real estate debt, net on the Company’s condensed consolidated statements of operations and records any related upfront costs and fees in earnings as incurred.

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

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is allocated to an entity's reporting unit, which as of September 30, 2026 and December 31, 2025, relates to CapGrow.

The Company evaluates goodwill for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable, or at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed as of December 31. In evaluating goodwill for impairment, the Company assesses qualitative factors such as significant decline in real estate valuations or enterprise value of the reporting unit, current macroeconomic conditions, and the overall financial performance of the reporting unit, among others. If the carrying value of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of September 30, 2026 and December 31, 2025, goodwill recognized in connection with the acquisition of CapGrow was $34.5 million and there was no recorded goodwill impairment charge.

Fair Value Measurements

See Note 12, “Fair Value Measurements,” for related disclosures.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Segment Reporting

Under the provisions of ASC 280, “Segment Reporting,” the Company has determined that it has six reportable segments as of September 30, 2026: Residential (Business), Student Housing, Commercial Properties, Industrial Properties, Investments in Real Estate Debt, and Hospitality. The Company allocates resources and evaluates results based on the performance of each segment individually. The first, Residential (Business), is associated with the CapGrow Portfolio as well as CapGrow’s investment in Neptune. The CapGrow Portfolio engages in activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The CapGrow Portfolio is geographically dispersed, and management evaluates operating performance on a total portfolio basis. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretion in high-growth locations where there is greater scale and density.

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

The fifth reportable segment, Investments in Real Estate Debt, includes the Company’s investment in the preferred equity of a real estate company, a junior mortgage loan collateralized by a casino and hotel property, a facility that consists of preferred equity, a senior secured term loan and the Equestrian Loan Facility, and CMBS.

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

Rental revenue is recognized on the straight-line basis over the non-cancellable terms of the leases from the later of (i) the date of the commencement of the lease or (ii) the date of acquisition of the property. For lease modifications, the commencement date is considered to be the date the lease modification is executed. Rental revenue recognition begins when tenants control the space and continues through the term of their respective leases, which typically have an initial lease term ranging from five to fifteen years except for University Courtyard and the parking garages which have a lease term of 12 months or less. Any excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent and other receivables on the condensed consolidated balance sheets. Any amounts paid in advance by the tenants are recorded as deferred revenue, which is included in accounts payable and other liabilities on the condensed consolidated balance sheets and are recognized as rental income in accordance with the Company’s revenue recognition policy.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

During the three months ended September 30, 2026 and 2025, the Company recorded a net income tax expense of $0.4 million and less than $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a net income tax expense of $1.0 million and less than $0.1 million, respectively. The income tax expense is included in the other expense in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company recorded a deferred tax asset and a corresponding valuation allowance of $0.9 million and $0.9 million, respectively, within other assets on the Company’s condensed consolidated balance sheets.

Management is responsible for determining whether a tax position taken by the Company or the Operating Partnership is more likely than not to be sustained on the merits. The Company has no material unrecognized tax benefits or uncertain income tax positions and therefore no interest or penalties associated with uncertain tax positions.

Accounting Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which amends the guidance in ASC 326 to provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments allow entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. ASU 2025-05 is

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” (“ASU 2025-11”), which clarifies the information that are required to be presented in quarterly periods. ASU 2025-11 also introduces a principle requiring entities to disclose events occurring subsequent to the latest annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this ASU will have on our condensed consolidated financial statements.

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

3.INVESTMENTS IN REAL ESTATE, NET

Investments in real estate, net consists of (in thousands):

	September 30, 2026	December 31, 2025
Land and land improvements	$93,908	$91,129
Building and improvements	559,445	536,585
Furniture, fixtures and equipment	1,956	1,799
Total real estate properties, at cost	655,309	629,513
Less: accumulated depreciation	(56,333)	(41,652)
Investments in real estate, net	$598,976	$587,861

Asset Acquisitions

During the three months ended September 30, 2026 and 2025, the Company, through CapGrow, acquired six and eight vacant homes, at an aggregate purchase price of approximately $2.4 million and $4.8 million, respectively.

During the nine months ended September 30, 2026 and 2025, the Company, through CapGrow, acquired 17 and 71 vacant homes, at an aggregate purchase price of approximately $5.9 million and $30.0 million, respectively.

On March 18, 2025, the Company, through the Parking JV, closed on the acquisition of two parking garages located in Rochester, New York for a total purchase price, inclusive of closing costs, of $8.5 million, of which the Company’s share was $7.2 million. Concurrent with the closing of the acquisition, the two parking garages entered into lease agreements with a national parking operator. As of September 30, 2026, the Company owned an 85.10% indirect controlling interest in the Parking JV.

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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
available cash and proceeds from a $16.9 million mortgage loan. The following table summarizes the purchase price allocation of the Mt. Elliott Property (in thousands):

Land	$2,489
Building and Improvements	20,744
Site Improvements	200
Lease intangible assets, net	3,355
Total purchase price	$26,788

Asset Dispositions

During the three months ended September 30, 2026 and 2025, the Company sold nine and 19 homes for aggregate net proceeds of $2.0 million and $5.1 million, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized impairment loss of $0.4 million and $0.3 million, respectively, and gain on sale of $0.1 million and $0.2 million, respectively, on these assets sold.

During the nine months ended September 30, 2026 and 2025, the Company sold 23 and 35 homes for aggregate net proceeds of $6.7 million and $10.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized impairment loss of $0.5 million and $0.9 million, respectively, and gain on sale of $0.4 million and $0.4 million, respectively, on these assets sold.

Properties Held-for-Sale

As of September 30, 2026 and December 31, 2025, the Company classified five properties and 12 properties, respectively, as held for sale. As of September 30, 2026 and December 31, 2025, assets held for sale, which are included in other assets in the condensed consolidated balance sheets, amounted to $1.6 million and $4.2 million, respectively.

Asset Impairment

The Company evaluates impairment on held for use properties generally when leases are terminated and/or are vacant. As of September 30, 2026 and December 31, 2025, the Company, through CapGrow, had three and five impaired held for use properties, respectively.

The details of impairment losses for the three months ended September 30, 2026 and 2025 and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment loss - assets sold	$353	$343	$465	$938
Impairment loss - held for sale	43	61	130	872
Impairment loss - held for use	—	156	169	663
	$396	$560	$764	$2,473

4.INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company holds investments in joint ventures that it accounts for under the equity method of accounting or the FVO, as the Company’s ownership interest in each joint venture does not meet the requirements for consolidation.

The Company owns an indirect equity interest of 4.67% in the Neptune JV as of September 30, 2026. Neptune JV closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota in February 2024. The Company’s maximum loss is limited to the amount of its equity investment in this VIE. As of September 30, 2026 and December 31, 2025, the Company’s investment in Neptune JV was $1.7 million and $1.7 million,

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
respectively. During the three months ended September 30, 2026 and 2025, as well as the nine months ended September 30, 2026 and 2025, the income from Neptune JV, which was included in income (loss) from unconsolidated entities on the condensed consolidated statements of operations, was less than $0.1 million.

On May 1, 2026, the Company, through its wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into the MIH Member JV with Sculptor Real Estate MI Fund, LP (“MI Fund”), Sculptor Real Estate Parallel Fund V D Co-Investments, LP, and Sculptor Real Estate Fund V C Co-Investments, LP, each of which is an investment fund managed by an affiliate of the Adviser. The Company initially had a 33.18% non-controlling interest in the MIH Member JV. In accordance with the amended and restated operating agreement of MIH Member JV, MI Fund has the exclusive authority over management and operational decisions of MIH Member JV, while MIH Investor maintains certain customary protective rights.

Also on May 1, 2026, the MIH Member JV entered into a joint venture (the “MIH JV”) with a third-party joint venture partner, pursuant to which the MIH Member JV holds an 85% interest in the MIH JV. On May 1, 2026, the MIH JV acquired the Resort Property, which is operated by Marriott under a management agreement. The aggregate purchase price was $835.0 million, exclusive of transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV, of which, $60.3 million was contributed by MIH Investor at closing. In May 2026, the Company made an additional contribution of $50 thousand to support the ongoing operations of MIH Member JV.

In July 2026, MI Fund made an additional capital contribution to the MIH Member JV, reducing the Company's ownership interest, through MIH Investor, in the MIH Member JV from 33.18% to 27.25%. In connection with the transaction, MIH Investor received $10.8 million, representing the cost basis of the interest sold, and the Company recognized $0.1 million of interest income.

As of September 30, 2026, the Company owned a 27.25% interest in the MIH Member JV for which it has elected the FVO for this investment. Through the MIH Member JV, the Company has a 23.16% ownership in the MIH JV that owns the Resort Property. The Company’s maximum loss is limited to the amount of its equity investment in this VIE. As of September 30, 2026, the Company's investment in the MIH Member JV was $58.4 million and the Company recognized $9.2 million of income during the three months ended September 30, 2026.

The table below presents the summarized statements of operations for a significant unconsolidated entity (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026(1)
Revenue	$49,723	$91,602
Gross Profit	28,101	53,278
Net income (loss)	(7,103)	(6,942)
Net income (loss) attributable to SDREIT	(1,673)	(1,628)
_______________________________________
(1)Represents the period from May 1, 2026, the date the Resort Property was acquired, through September 30, 2026.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
5.INVESTMENTS IN REAL ESTATE DEBT

Investments in real estate debt consists of (in thousands):

			September 30, 2026
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A (3)	$38,043	$38,043	$38,043
Preferred equity	12.75%(4)	January 2029	22,181	22,181	$21,199
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	$16,946
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	$40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	3,095	3,095	$3,095
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	$8,010
CMBS - floating	1M Term SOFR + 2.89%	March 2039	5,000	5,034	$5,014
CMBS - floating	1M Term SOFR + 3.10%	December 2030	21,500	21,500	$21,500
CMBS - floating	1M Term SOFR + 4.50%	December 2030	6,281	6,281	$6,281
CMBS - floating	1M Term SOFR + 1.54%	March 2039	4,000	4,009	$4,006
CMBS - floating	1M Term SOFR + 2.20%	December 2040	5,828	5,819	$5,806
CMBS - floating	1M Term SOFR + 2.791%	November 2039	8,750	8,791	$8,788
CMBS - floating	1M Term SOFR + 2.20%	August 2028	2,000	2,000	$2,004
CMBS - floating	1M Term SOFR + 2.65%	August 2028	1,750	1,750	$1,753
CMBS - floating	1M Term SOFR + 1.50%	June 2043	2,750	2,754	$2,753
CMBS - floating	1M Term SOFR + 1.593%	November 2039	1,250	1,252	$1,252
CMBS - floating	1M Term SOFR + 1.35%	June 2043	3,496	3,503	$3,502
CMBS - floating	1M Term SOFR + 1.30%	October 2051	3,000	3,000	$3,000
CMBS - floating	1M Term SOFR + 1.45%	October 2051	2,000	2,000	$2,000
CMBS - floating	1M Term SOFR + 1.40%	July 2043	2,911	2,922	$2,917
CMBS - floating	1M Term SOFR + 1.50%	December 2040	1,600	1,600	$1,594
			$200,435	$200,514	$199,463

			December 31, 2025
	Coupon	Maturity Date	Face Amount(1)	Cost Basis(1)	Fair Value
Preferred equity	12.25%(2)	N/A(3)	$36,562	$36,562	$36,562
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	$17,000
Senior secured loan	3M Term SOFR + 3.25%	December 2032	5,000	4,975	$4,944
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	$8,040
CMBS - floating	1M Term SOFR + 4.00%	August 2030	2,500	2,500	$2,501
CMBS - floating	1M Term TSFR + 2.89%	March 2039	5,000	5,034	$5,027
CMBS - floating	1M Term TSFR + 3.10%	December 2030	21,500	21,500	$21,500
CMBS - floating	1M Term TSFR + 4.50%	December 2030	6,281	6,281	$6,281
			$101,843	$101,832	$101,855
_______________________________________
(1) Investment in preferred equity includes original stated balance, less repayments, and plus paid-in-kind interest as of September 30, 2026.
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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

In March 2025, the Company closed on the acquisition of $35.0 million of 12.25% cumulative preferred equity interests in a private real estate company that owns 71 net-leased veterinary hospitals and clinics. From the issue date through the fifth anniversary of the issue date, interest accrues monthly at a rate of 12.25%, with a current pay rate of 7.00% and the remainder deferred and added to the outstanding balance of the investment. Unless the preferred units are fully redeemed, after the fifth anniversary of the issue date, interest accrues at a rate of 17.25%, with a current pay rate of 12.00%. If the preferred units are not redeemed prior to the sixth anniversary of the issue date, the Company has the right to cause the issuer to market and sell assets of the issuer sufficient to redeem all remaining preferred units, including any accrued but unpaid interest. As the investment in preferred equity is subject to the Company’s right to cause redemption, if not already redeemed by the issuer itself, the instrument is considered a debt security and is included in our investment in real estate debt.

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

In August 2025, the Company entered into an agreement to acquire a $5.0 million participation in a $1.4 billion senior secured term loan to TRQ Sales LLC made in connection with the acquisition of Playa Resorts Holding B.V. (the “Playa Financing”). The transaction was subject to regulatory approval and upon such approval being obtained, the Company recognized the investment and a corresponding liability. The Company settled the participation in the Playa Financing in January 2026 and subsequently sold its position in July 2026 and recognized a gain of $38 thousand.

On January 14, 2026, the Company closed on the $65.0 million Equestrian Loan Facility. The Equestrian Loan Facility consists of (i) a $40.0 million senior loan comprising two tranches at a rate of adjusted 1M Term SOFR + 7.00%, (ii) $25 million of preferred equity at a rate of 12.75%, (iii) a $5.0 million revolver loan available for drawdown at a rate of adjusted 1M Term SOFR + 7.00%, and (iv) an optional $10.0 million delayed-draw term loan (that is at our sole discretion).

On June 15, 2026, the Company received a $5.0 million distribution to reduce the preferred equity balance, including paid-in-kind interest associated with the Equestrian Loan Facility. The Company recognized a realized gain of $0.4 million as part of this transaction. As of September 30, 2026, the fair value of the preferred equity balance, including the paid-in-kind interest was $21.2 million. In addition, the Company entered into an amendment to the credit agreement that governs the Equestrian Loan Facility senior loan and the revolver loan. The amendment, among other things, increases the maximum amount of the revolver loan to $6.0 million. As of September 30, 2026, $3.1 million has been drawn under the revolver loan.

From time to time, the Company acquires CMBS as part of its investment strategy. As of September 30, 2026 and December 31, 2025, the Company owned $80.2 million and $43.3 million of CMBS, respectively.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

The following table details the Company’s income (loss) from investments in real estate debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$4,568	$1,813	$13,050	$3,825
Unrealized gain (loss)	(256)	53	(1,480)	35
Realized gain (loss)	43	—	417	—
Other(1)	—	—	650	605
Total	$4,355	$1,866	$12,637	$4,465

_______________________________________
(1) Represents origination fees and ticking fees received concurrent with the origination of our investments. As a result of the election of the FVO, these fees were recognized at origination.

6.LEASE INTANGIBLES
The gross carrying amount and accumulated amortization of the Company's intangible assets and liabilities as of September 30, 2026 and December 31, 2025 are as follows.

	September 30, 2026
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$2,541	$(1,757)	$784
In-place lease intangibles	22,163	(3,531)	18,632
Leasing commissions	34,987	(9,084)	25,903
Total intangible assets	$59,691	$(14,372)	$45,319

Intangible liabilities, net:
Below-market lease intangibles	$(53,514)	$15,107	$(38,407)

	December 31, 2025
	Cost	Accumulated Amortization	Net
Intangible assets, net:
Above-market lease intangibles	$3,096	$(1,897)	$1,199
In-place lease intangibles	20,211	(2,650)	17,561
Leasing commissions	35,372	(7,687)	27,685
Total intangible assets	$58,679	$(12,234)	$46,445

Intangible liabilities, net:
Below-market lease intangibles	$(54,635)	$12,571	$(42,064)

For the three months ended September 30, 2026 and 2025, the Company recognized $1.1 million and $0.9 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.4 million and $0.1 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Additionally, during the three months ended September 30, 2026 and 2025, the Company recorded $1.6 million and $0.9 million,

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
respectively, of amortization of in-place leases and leasing commissions and wrote off $0.8 million and $0.1 million, respectively, of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold.

For the nine months ended September 30, 2026 and 2025, the Company recognized $3.2 million and $4.0 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties and wrote off $0.6 million and $1.5 million, respectively, of accumulated amortization related to fully depreciated assets, held for sale assets, and sold assets. Additionally, during the nine months ended September 30, 2026 and 2025, the Company recorded $4.0 million and $3.4 million, respectively, of amortization of in-place leases and leasing commissions and wrote off $1.8 million and $1.0 million of accumulated amortization related to fully amortized assets, held for sale assets, and assets sold. Amortization of the in-place leases and leasing commissions are included in depreciation and amortization of the condensed consolidated statements of operations.

As of September 30, 2026, the weighted-average amortization period for above-market leases, in-place lease intangibles, leasing commissions and below-market lease costs is 3.4 years, 12.6 years, 11.5 years and 11.7 years, respectively. The estimated future amortization of the Company's lease intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows (in thousands):

	Above-market Lease Intangibles	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2026 (three months)	$106	$1,037	$739	$(1,010)
2027	342	1,671	2,623	(3,913)
2028	92	1,563	2,469	(3,750)
2029	85	1,555	2,455	(3,718)
2030	85	1,541	2,434	(3,653)
Thereafter	74	11,265	15,183	(22,363)
	$784	$18,632	$25,903	$(38,407)

7.OTHER ASSETS
The following table summarizes the components of other assets (in thousands). Refer to Note 12, “Fair Value Measurements”, for additional information on the interest rate cap and interest rate swap included in derivative assets below.

	September 30, 2026	December 31, 2025
Assets held for sale	$1,601	$4,173
Derivative assets	1,839	1,324
Deferred costs	631	796
Deposit for real estate investment	—	350
Right of use asset - operating lease	149	224
Prepaid insurance	468	404
Prepaid ground rent	97	97
Other	742	985
Total	$5,527	$8,353

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
8.ACCOUNTS PAYABLE AND OTHER LIABILITIES
The following table summarizes the components of accounts payable and other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$5,999	$3,173
Performance bonus payable	342	474
Tenant security deposits	2,758	2,755
Distribution payable	3,963	2,884
Subscriptions received in advance	52,776	34,475
Property taxes payable	1,087	1,377
Repurchase payable	432	—
Lease liability - operating lease	154	230
Deferred income	99	246
Payable for unsettled investment	5,000	4,975
Total	$72,610	$50,589

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
9.BORROWINGS

Mortgages and Other Loans Payable, net

The following table provides information regarding the Company’s mortgages and other loans payable, some of which were assumed upon acquisition of CapGrow and were secured by certain properties of CapGrow (amounts in thousands):

	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Mortgage note payable(1)(2)	$4,419	$4,504	7.50%	October 2026
Mortgage note payable(2)	7,401	7,775	5.19%	June 2027
Mortgage note payable(2)	8,247	8,457	3.75%	April 2028
Mortgage note payable(2)	5,788	5,887	5.59%	April 2028
Mortgage note payable(2)	16,461	16,797	4.28%	November 2029
Mortgage note payable(3)	44,560	45,746	3.59%	September 2030
Mortgage note payable(4)	33,930	34,578	3.85%	January 2031
Mortgage note payable(2)	1,867	1,912	4.35%	February 2031
Mortgage note payable(5)	22,757	23,069	4.01%	January 2032
Mortgage note payable(2)	13,244	13,535	4.00%	March 2032
Mortgage note payable(6)	31,279	31,652	6.60%	September 2033
Mortgage note payable(7)	20,880	20,880	3.56%	November 2033
Mortgage note payable(8)	76,250	76,250	5.80%	November 2030
Mortgage note payable(9)	16,900	—	6.01%	March 2031
Mortgage note payable(2)	35,590	35,590	6.12%	January 2031
Mortgage note payable(2)	539	628	5.75% to 6.38%	February 2037 through January 2039
Notes payable(10)	—	44	7.00%	January 2026
Total	340,112	327,304
Discounts and deferred financing costs, net	(3,855)	(4,040)
Total mortgages and other loans payable, net	$336,257	$323,264
_______________________________________
(1) On June 28, 2024, the Company entered into a modification and extension agreement which provides, among other things, the extension of the maturity date from June 28, 2024 to October 31, 2026 and an increase in interest rate from 5% to 7.5%. On October 30, 2026 the Company entered into a modification and extension agreement which extends the maturity date from October 31, 2026 to October 31, 2031 and decreases the interest rate from 7.5% to 6.5%.
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
(7) The acquisition of University Courtyard was funded partly by equity, a $20.8 million leasehold mortgage, and $23.2 million of financing proceeds derived from a failed sale and leaseback transaction. This leasehold mortgage bears interest based on SOFR plus 2.56% per annum and is subject to interest only payments through November 2028, at which time monthly principal and interest payments are due through maturity date. In connection with this leasehold mortgage, University Courtyard entered into a 5-year interest rate cap agreement which caps SOFR at 1% per annum. The interest rate above represents the effective interest rate giving consideration to the interest rate cap. The contractual rate not giving effect to the interest rate cap is 6.21%. Refer to “Financing Obligation, net” below for additional information relating to the failed sale and leaseback transaction. Refer to Note 12, “Fair Value Measurements,” for additional information related to this interest rate cap.
(8) Interest only payment loan through November 2030, with the principal balance and any accrued and unpaid interest due at maturity.
(9) Interest only payment loan through March 2030, at which time monthly principal payments are due through maturity date.
(10) These loans, which are owed to private parties, bore interest rates of 7%. The loan was paid off in January 2026.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Revolving Credit Facility

Upon the acquisition of CapGrow, the Company assumed the existing revolving line of credit agreement (the “Credit Facility”) with CIBC Bank USA, which carried an outstanding loan balance of $30.3 million, allowed for a maximum borrowing facility of $50.0 million and had a maturity date of February 2024. The maturity date of the Credit Facility was extended to February 2025 as a result of the Company exercising its one-year extension option, and was further extended to February 2027. The Credit Facility bears interest equal to 1M Term SOFR plus 3.50% per annum. As of September 30, 2026 and December 31, 2025, the interest rate was 7.41% and 7.19%, respectively. As of September 30, 2026 and December 31, 2025, the Credit Facility had an outstanding principal balance of $15.7 million and $13.1 million, respectively. The Credit Facility is guaranteed by certain subsidiaries of CapGrow.

Financing Obligation, Net

In connection with the acquisition of University Courtyard in October 2023, the Company entered into a sale and leaseback transaction whereby the underlying land was sold to an unaffiliated third party for $23.2 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The sale and leaseback of University Courtyard is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of the underlying land is not recognized and the property continues to be included within the Company’s condensed consolidated financial statements. The Company will continue to depreciate the property as if the Company is the legal owner. The proceeds received from the sale, net of debt financing costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. The Company allocates the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortizes over the 99-year lease term. The total principal payments are not expected to exceed the difference between the gross proceeds from the sale of $23.2 million and the initial carrying value of the land of $4.1 million, resulting in maximum principal payments of $19.1 million over the term of the arrangement. As of September 30, 2026 and December 31, 2025, the net carrying value of the financing obligation was $23.0 million.

Restrictive Covenants

The Company is subject to various financial and operational covenants under certain of its mortgages and other loans payable and the Credit Facility. These covenants require the Company to maintain a minimum debt service coverage ratio, liquidity, net worth and a minimum of two years of remaining lease term on all of the CapGrow Portfolio, among others.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Contractual Maturities

The scheduled principal maturities of the mortgages and other loans payable and Credit Facility for each of the next five years and thereafter as of September 30, 2026 were as follows for the Company (amounts in thousands):

Year Ending	Mortgages and Other Loans Payable	Credit Facility	Financing Obligation	Total
December 31, 2026 (three months)(1)	$5,472	$—	$2	$5,474
December 31, 2027	11,402	15,690	5	27,097
December 31, 2028	17,350	—	7	17,357
December 31, 2029	19,569	—	8	19,577
December 31, 2030	185,288	—	10	185,298
Thereafter	101,031	—	19,107	120,138
	$340,112	$15,690	$19,139	$374,941
_______________________________________
(1) Includes $4.4 million of principal on a mortgage note payable with a contractual maturity of October 31, 2026, which was extended to October 31, 2031 subsequent to September 30, 2026.

10.STOCKHOLDERS’ AND MEMBERS’ EQUITY AND NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND CONSOLIDATED SUBSIDIARIES

Authorized Capital Stock

As of September 30, 2026, the Company’s authorized capital stock was as follows:

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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Common Stock

The following table details the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
June 30, 2026	23,381,165	6,225,383	18,018,436	9,147,588	896,015	62,182	57,730,769
Common stock issued	—	—	54,967	1,890,375	—	210,115	2,155,457
Distribution reinvestment	268,496	70,216	7,665	100,752	6,031	2,664	455,824
Shares repurchased	(36,416)	—	—	(21,179)	(25,000)	—	(82,595)
Exchange of common stock	—	—	—	(159,300)	—	161,543	2,243
September 30, 2026	23,613,245	6,295,599	18,081,068	10,958,236	877,046	436,504	60,261,698

	Nine Months Ended September 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S	Total
December 31, 2025	20,510,611	6,345,659	9,483,386	7,011,253	1,745,168	51,051	45,147,128
Common stock issued	2,693,820	—	8,572,695	3,984,361	192,407	219,147	15,662,430
Distribution reinvestment	445,230	209,988	24,987	268,950	13,459	4,763	967,377
Shares repurchased	(36,416)	(260,048)	—	(147,028)	(1,073,988)	—	(1,517,480)
Exchange of common stock	—	—	—	(159,300)	—	161,543	2,243
September 30, 2026	23,613,245	6,295,599	18,081,068	10,958,236	877,046	436,504	60,261,698

Share Repurchase Plan

On February 10, 2023, the Company adopted a Share Repurchase Plan (the “Repurchase Plan”), whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The total amount of aggregate repurchases of the Company’s stock is limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all share classes as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of the Company’s stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Board may modify, suspend or terminate the Repurchase Plan. During the three months ended September 30, 2026 and 2025, the Company repurchased 82,595 and 5,263 shares under the Repurchase Plan for $0.9 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,517,480 and 1,238,449 shares for $16.9 million and $13.2 million, respectively.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	Three Months Ended September 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.2002	$0.2002	$0.2002	$0.2002	$0.2002	$0.2002
Distribution fee per share of common stock	—	(0.0142)	—	(0.0141)	—	—
Net distributions declared per share of common stock	$0.2002	$0.1860	$0.2002	$0.1861	$0.2002	$0.2002

	Nine Months Ended September 30, 2026
	Class F	Class FF	Class E	Class AA	Class A	Class I-S
Aggregate gross distributions declared per share of common stock	$0.6014	$0.6014	$0.6014	$0.6014	$0.6014	$0.6014
Distribution fee per share of common stock	—	(0.0422)	—	(0.0420)	—	—
Net distributions declared per share of common stock	$0.6014	$0.5592	$0.6014	$0.5594	$0.6014	$0.6014

Distribution Reinvestment Plan

In February 2023, the Company adopted a distribution reinvestment plan whereby participating stockholders will have their cash distributions attributable to the class of shares purchased automatically reinvested in the same class of shares. The per share purchase price for shares purchased under the DRIP will be equal to the transaction price on the record date of the distribution that is payable. Stockholders will not pay upfront selling commissions when purchasing shares pursuant to the DRIP, but such shares will be subject to distribution fees, if any. The distribution fees (when applicable) are calculated based on the NAV for the applicable shares and may reduce the NAV, or alternatively, the distributions payable with respect to the shares of each such class, including shares issued under the DRIP.

Share-Based Compensation Plan

On March 7, 2023, the Board approved the independent director compensation plan (as amended, the “Compensation Plan”), which provides independent directors an annual compensation of $100,000 consisting of a number of restricted shares valued at $25,000 and all or a portion of their cash compensation if the independent directors elect to receive such cash compensation in the form of restricted shares of the Company’s common stock. Any grant of Class E restricted stock will be based on the then-current per share transaction price of the Class E shares at the time of grant. Restricted stock grants will generally vest on the first anniversary of the date of grant. During the restricted period, these restricted shares are automatically subject to the Company's DRIP with all dividends and other distributions declared and paid in respect of such restricted shares being applied to the purchase of additional restricted shares of the same class until the later of (i) such restricted shares becomes fully vested or (ii) receipt of nonparticipation in the DRIP by such independent director. The maximum number of shares that will be available for issuance under the Compensation Plan is 500,000.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
As of September 30, 2026, 378,304 shares of common stock remain available for issuance under the Compensation Plan. For both the three months ended September 30, 2026 and 2025, total share-based compensation recognized was less than $0.1 million. For the nine months ended September 30, 2026 and 2025, total share-based compensation recognized was both $0.2 million. The Company adopted the policy of accounting for forfeitures as they occur. As of September 30, 2026, the Company expects that the independent directors will complete their requisite service period. If awards are ultimately forfeited prior to vesting, then the Company will reclassify amounts previously charged to retained earnings to compensation cost in the period the award is forfeited.

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

Below are the details of the non-controlling interest in the Operating Partnership (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the year	$2,191	$1,648
Issuance of Class E units	4,237	88
Distributions	(322)	(89)
GAAP income allocation	146	14
Adjustment to carrying value of redeemable equity instrument	184	160
Ending balance	$6,436	$1,821

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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
11.RELATED PARTY TRANSACTIONS

Joint Ventures and Co-Investments with Affiliates

From time to time, the Company may enter into joint ventures or co-investments with, or managed by, the Adviser or affiliates of the Adviser. As of September 30, 2026, the Company had an indirect 4.67% interest in the Neptune JV, which the Company co-invested with an affiliate of Sculptor. The Neptune JV owns a portfolio of 33 homes predominantly located in California.

On May 1, 2026, the Company, through a 33.18% non-controlling interest in the MIH Member JV with other investment funds managed by affiliates of the Adviser, and together with a third-party joint venture partner, acquired the Resort Property on Marco Island, Florida. As of September 30, 2026, the Company had a 27.25% non-controlling interest in the MIH Member JV through which it had an indirect 23.16% interest in MIH JV (see Note 4).

Due from Related Parties

Since our initial investment, CapGrow has overseen the day to day operations of the Neptune JV and is entitled to a reimbursement of expenses borne on behalf of the Neptune JV. As of September 30, 2026 and December 31, 2025, there were no reimbursement of expenses due from the Neptune JV.
Due to (from) Related Parties

The components of due to (from) related parties of the Company are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued management fee	$448	$380
Accrued performance participation allocation	6	3,940
Due to (from) Adviser	(26)	1
Advanced organization and offering costs	1,718	2,233
Due to affiliates, net	35	14
	$2,181	$6,568

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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
During the three months ended September 30, 2026 and 2025, the Company incurred management fees amounting to $0.7 million and $0.5 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred management fees amounting to $1.9 million and $1.4 million, respectively.

During the nine months ended September 30, 2026, the Company issued 155,795 Class E shares as payment for the management fee from November 2025 through July 2026.

As of September 30, 2026 and December 31, 2025, the Company owed management fees amounting to $0.4 million and $0.4 million, respectively.

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

The performance allocations are accrued on a monthly basis and are paid on an annual basis. During the three months ended September 30, 2026, the Company did not accrue any performance allocation. During the nine months ended September 30, 2026, the Company has accrued performance allocation of $6 thousand included in due to related parties as of September 30, 2026.

During the three and nine months ended September 30, 2025, the Company accrued $1.7 million and $2.3 million of performance allocation. In January 2026, the Company issued 335,843 Class E units to the Special Limited Partner as payment for the 2025 performance allocation.

Expense Reimbursements

Except for the employees of CapGrow, the Company does not have any employees. Currently, the Adviser is responsible for the payroll costs and related expenses of the Adviser’s personnel who are involved in the operation and management of the Company.

The Adviser is entitled to reimbursement of all costs and expenses incurred on behalf of the Company, which includes (a) organization and offering expenses (excluding upfront selling commissions and distribution fees), (b) professional fees for services obtained from third parties that directly relate to the management and operations of the Company, (c) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (d) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. As of September 30, 2026, the Company had less than $0.1 million due from the Adviser. As of December 31, 2025 there was a due to Adviser of $0.1 million owed by the Company for expenses paid on its behalf.

The Company began reimbursing organization and offering expenses incurred prior to the first anniversary of the commencement of the Offering ratably over 60 months commencing in the first month following the first anniversary of the date the Company commenced the Offering. Any additional organization and offering expenses incurred subsequently are reimbursed on a monthly basis. Commencing four fiscal quarters after the acquisition of CapGrow, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of: 2% of our “average invested assets” or 25% of the Company’s “net income” (as defined in

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
the advisory agreement) unless the independent directors determine that the excess expenses were justified based on such factors that they deem sufficient. As of September 30, 2026 and December 31, 2025, the Company owed offering and organization costs of $1.7 million and $2.2 million, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company had accrued $0.3 million and $0.5 million, respectively, based on estimated hypothetical distributions, which was partly based on the fair market value of the CapGrow investment at the end of the performance period. The accrued amount is included in accounts payable and other liabilities on the condensed consolidated balance sheets.

Operating Agreement of CapGrow JV’s Subsidiary

Pursuant to the operating agreement of a wholly-owned subsidiary of CapGrow JV, its assets are not available to satisfy the debts or other obligations of the CapGrow JV and the Company, notwithstanding its inclusion in these condensed consolidated financial statements.

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

During the three months ended September 30, 2026 and 2025, the total property and asset management fees which were included in property operating expenses in the condensed consolidated statements of operations, were $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the total property and asset management fees amounted to $0.4 million and $0.3 million, respectively.

As of September 30, 2026 and December 31, 2025, the amounts due to affiliates under the property management agreements totaled less than $0.1 million.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

As of September 30, 2026 and December 31, 2025, the Company has an interest rate cap agreement, which is used to manage the interest payments related to the mortgage payable held by University Courtyard. On March 26, 2026, the Company entered into an interest rate swap agreement related to the mortgage payable held by Mt. Elliott Property. The fair value of these derivative instruments are included in other assets in the condensed consolidated balance sheets.

The following table summarizes the fair value, notional amount and other information related to these instruments as of September 30, 2026 and December 31, 2025, respectively:

	Notional Value	Index	Strike Rate	Effective Date	Expiration Date	September 30, 2026	December 31, 2025
Interest rate cap	$20,880	SOFR	1.00%	October 2023	November 2028	$1,518	$1,324
Interest rate swap	$16,990	SOFR	3.86%	March 2026	March 2029	$321	$—
						$1,839	$1,324

During the three months ended September 30, 2026 and 2025, the Company recorded an unrealized gain and unrealized loss on derivative instruments of $0.4 million and $0.2 million, respectively, which are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company recorded unrealized gain and unrealized loss on derivative instruments of $0.5 million and $0.8 million, respectively.

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

As of September 30, 2026, the valuation of certain investments in real estate debt and an investment in an unconsolidated entity were classified as Level 3 within the fair value hierarchy. During the three and nine months ended September 30, 2026, the Company recorded net unrealized gains of $8.7 million and $7.9 million, respectively. During the nine months ended September 30, 2026, the Company recorded net realized gains of $0.4 million related to these investments. No such realized gain or loss was recognized for the three months ended September 30, 2026.

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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The Company has elected the FVO for its investment in an unconsolidated entity and therefore, reports such investment at fair value. The Company separately values the assets and liabilities of the investment. To determine the fair value of the real estate assets of the investment in the unconsolidated entity, the Company utilizes a discounted cash flow methodology, taking into consideration various factors including discount rate and exit capitalization rate. The fair value of the indebtedness of the investment is determined utilizing a yield analysis taking into consideration maturity, holding period, and floating weighted average coupon. After the fair values of the assets and liabilities are determined, as well as the consideration of liquidation preference or preferential distribution to a non-controlling interest holder, the Company applies its ownership interest to the net asset value and reflects this amount as its investment in unconsolidated entity at fair value. The inputs used in determining the Company’s investment in the unconsolidated entity carried at fair value are considered Level 3.

Because these Level 3 inputs are based on judgments and assumptions that are not directly observable in the market, changes to these inputs could result in significantly different fair values. For example, increases in the discount rate or a delay in expected exit timing would reduce the fair value. Interrelationships among these assumptions (e.g., higher risk assumptions leading to lower expected exit proceeds) can magnify valuation sensitivity.

The following table summarizes the significant unobservable inputs used in the valuation of Level 3 investments included in investments in real estate debt and investment in unconsolidated entities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25% - 14.75%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	12.38%	Decrease
Senior secured term loan	Discounted cash flow	Discount rate	11.77%	Decrease
Revolving credit facility	Discounted cash flow	Discount rate	11.77%	Decrease
Investment in unconsolidated entity	Discounted cash flow	Discount rates	Various(1)	Decrease
		Exit capitalization rate	7.50%	Decrease

______________________________________________________
(1)    The inputs used to determine the fair value of the Company's investment in its unconsolidated entity are considered Level 3. These inputs include the discount rate on the fair value of real estate and on the fair value of the indebtedness, which were 9.25% and 1M SOFR + 2.10%, respectively, as of September 30, 2026.

	December 31, 2025
	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Preferred equity	Discounted cash flow	Discount rate	12.25%	Decrease
Junior mortgage loan	Discounted cash flow	Discount rate	11.03%	Decrease

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in Real Estate Debt at Fair Value	Investment in Unconsolidated Entity	Amount
Balance as of December 31, 2025	$53,562	$—	$53,562
Purchases and contributions	68,095	60,285	128,380
Sales and repayments	(5,000)	(10,779)	(15,779)
Paid-in-kind interest	3,663	—	3,663
Distributions received	—	(225)	(225)
Included in net income (loss)
Income from unconsolidated entity measured at fair value	—	9,157	9,157
Realized gain / (loss)	374	—	374
Net unrealized gain / (loss) included in earnings	(1,410)	—	(1,410)
Balance as of September 30, 2026	$119,284	$58,438	$177,722

Valuation of Assets Measured at Fair Value on a Nonrecurring Basis

When performing a business combination or asset acquisition, the Company is required to measure assets and liabilities at fair value as of the acquisition date consistent with ASC 805. The fair value of each property is determined primarily based on unobservable data inputs, which utilize market knowledge obtained from historical transactions and published market data. Any above- and below-market lease intangibles are derived (using a discount rate which reflects the risks associated with the lease acquired) based on the difference between contractual rent and market rent, measured over a period equal to the remaining term of each of the leases, including the renewal options for below-market leases. In estimating in-place leases and deferred commissions, the Company uses estimates of its carry costs during hypothetical expected lease-up periods and costs to execute similar leases, which include estimates of lost rental income at market rates as well as leasing commissions. Debt is valued by a third-party appraiser, utilizing the discounted cash flow and inputs such as discount rate, prepayment speeds, general economic and industry trends, and is considered Level 3 within the fair value hierarchy.

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

The Company records impairment losses in respect of the assets sold, held for sale properties and certain held for use properties where leases were terminated and/or are vacant, with expected sales proceeds to be lower than the carrying value of the properties. The fair value of these impaired assets is primarily based on the sale price pursuant to the binding executed contracts, list price or third-party estimated fair value less applicable estimated costs to sell, and are considered Level 3 within the fair value hierarchy. Refer to Note 3, “Investments in Real Estate, net” for additional disclosure relating to asset impairment.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
Valuation of Liabilities Not Measured at Fair Value

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value
Mortgages and other loans payable	$340,112	$331,101	327,304	322,001
Revolving credit facility	15,690	15,690	13,133	13,133
	$355,802	$346,791	340,437	335,134
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

14.RENTAL INCOME

The Company leases the CapGrow Portfolio to various companies who serve adults with behavioral health needs, primarily under triple-net lease agreements, with terms extending through October 2036. Under the terms of the triple-net lease agreements, tenants are responsible for the payment of all taxes, maintenance, repairs, insurance, environmental and other operating expenses relating to the residential and commercial real estate. Variable lease payments consist of tenant reimbursements and other fees such as late fees, among others. As of September 30, 2026, 46 subsidiaries of National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” leased approximately 480 of the CapGrow Portfolio properties, representing 19% of the Company’s total assets. As of December 31, 2025, 49 subsidiaries of Sevita leased approximately 519 of CapGrow Portfolio properties, representing 26% of the Company’s total assets. Leases with Sevita accounted for 31% and 38% of the Company’s total rental revenues for the nine months ended September 30, 2026 and 2025, respectively. These leases had various expiration dates extending through October 2036.

There are no cross-default provisions among the leases with the subsidiaries of Sevita. Although Sevita is not a party to these leases, Sevita has entered into separate guarantee agreements with respect to 399 and 433 of CapGrow’s properties and 16% and 22% of total assets as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, properties guaranteed by Sevita represented 26% and 35% of the total rental revenues, respectively.

For the nine months ended September 30, 2026 and 2025, there were three and two tenants that each represented more than 5% of total rental income, which collectively represented 42% and 46% of the Company’s rental revenue, respectively.

While this accounts for a significant portion of the rental revenue, the credit risk associated with these tenants is mitigated since the payor stream is principally derived through Medicaid waivers. A majority of the CapGrow Portfolio is located in Minnesota, Texas, Ohio, Pennsylvania, and Arizona.

Leases at the Company’s student housing and parking garage properties are generally rented under lease agreements with terms of one year or less, renewable on an annual or monthly basis. All of the leases related to the Company’s student housing property as of September 30, 2026 expire on or before July 2027 as is customary for student housing where lease terms are generally based on the start of the academic year in the fall. Such leases generally provide for a fixed monthly rent during the lease term. The leases related to the Company’s parking garage properties provide for a fixed monthly rent and

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
variable lease payments based on a percentage of revenues in excess of a predetermined revenue threshold generated by the garages during the annual lease term.

As of September 30, 2026, the future minimum rents to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year Ending
December 31, 2026 (three months)	11,314
December 31, 2027	41,389
December 31, 2028	31,630
December 31, 2029	29,281
December 31, 2030	24,625
Thereafter	132,270
$270,509

The components of lease income from operating leases are as follows (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Fixed lease payments	14,378	11,450	43,003	34,515
Variable lease payments	440	68	975	221
Total	$14,818	$11,518	$43,978	$34,736

15.COMMITMENTS AND CONTINGENCIES

Office Lease

CapGrow leases its office space from a third party under an operating lease. Effective August 1, 2025, CapGrow leased additional space in the same building and the lease is accounted for as a new lease. Both leases expire in February 2028.

During the three months ended September 30, 2026 and 2025, and nine months ended September 30, 2026 and 2025, rent expense, which is included in general and administrative expenses in the condensed consolidated statements of operations, was less than $0.1 million for each period.

The following table reflects the future minimum lease payments as of September 30, 2026 (in thousands):

Year Ending
December 31, 2026 (three months)	$27
December 31, 2027	$112
December 31, 2028	$19
December 31, 2029	—
December 31, 2030	—
Total minimum lease payments	158
Imputed interest	(4)
Total operating lease liabilities	$154

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Investment Commitments

As of September 30, 2026, the Company has a $6.0 million revolver loan under the Equestrian Loan Facility, of which $2.9 million remains available for drawdown.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
16.SEGMENT REPORTING

As of September 30, 2026, the Company operates in six reportable segments: Residential (Business), Student Housing, Commercial Properties, Industrial Properties, Hospitality and Investments in Real Estate Debt.

The following table details the total assets by segment (in thousands):

	September 30, 2026	December 31, 2025
Residential (Business)	$490,505	$503,137
Student Housing	54,605	56,116
Commercial Properties	7,713	8,226
Industrial Properties	147,979	123,105
Hospitality	58,438	—
Investments in Real Estate Debt	200,229	102,057
Other (Corporate)	97,116	70,415
Total assets	$1,056,585	$863,056

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
The following table details the financial results of operations by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties	Investments in Real Estate Debt	Hospitality	Other (Corporate)	Total
Revenues
Rental revenue	$10,102	$1,372	$336	$3,008	$—	$—	$—	$14,818
Other revenue	858	413	(253)	391	—	—	145	1,554
Total revenues	10,960	1,785	83	3,399	—	—	145	16,372
Expenses
Property operating expenses	360	989	96	179	—	—	—	1,624
General and administrative	1,032	211	43	57	43	—	1,159	2,545
Total expenses	1,392	1,200	139	236	43	—	1,159	4,169
Segment net operating income (loss)	$9,568	$585	$(56)	$3,163	$(43)	$—	$(1,014)	$12,203
Income from unconsolidated entities	28	—	—	—	—	9,157	—	9,185
Income from investments in real estate debt, net	—	—	—	—	4,355	—	—	4,355
Gain on sale of real estate	80	—	—	—	—	—	—	80
Interest expense, net	(3,266)	(490)	—	(1,403)	—	—	422	(4,737)
Impairment of investments in real estate	(396)	—	—	—	—	—	—	(396)
GAAP segment income (loss)	$6,014	$95	$(56)	$1,760	$4,312	$9,157	$(592)	$20,690

Other segment income (expense)(1)	(4,553)	(447)	(169)	(1,140)	(368)	—	(677)	(7,354)
Net income (loss)	1,461	(352)	(225)	620	3,944	9,157	(1,269)	13,336
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(95)	35	34	(5)	—	—	—	(31)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	—	(56)	(56)
Net income (loss) attributable to SDREIT stockholders	$1,366	$(317)	$(191)	$615	$3,944	$9,157	$(1,325)	$13,249
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

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$9,774	$1,445	$299	$—	$—	$11,518
Other revenue	52	377	—	—	—	$429
Total revenues	9,826	1,822	299	—	—	11,947
Expenses
Property operating expenses	465	1,010	91	—	—	1,566
General and administrative	781	232	34	—	1,325	2,372
Total expenses	1,246	1,242	125	—	1,325	3,938
Segment net operating income (loss)	$8,580	$580	$174	$—	$(1,325)	$8,009
Income from unconsolidated entities	29	—	—	—	—	29
Income from investments in real estate debt, net	—	—	—	1,866	—	1,866
Gain on sale of real estate	157	—	—	—	—	157
Interest expense, net	(3,124)	(484)	—	—	411	(3,197)
Impairment of investments in real estate	(560)	—	—	—	—	(560)
GAAP segment income (loss)	$5,082	$96	$174	$1,866	$(914)	$6,304

Other segment income (expense)(1)	(4,187)	(729)	(169)	—	(2,185)	(7,270)
Net income (loss)	895	(633)	5	1,866	(3,099)	(966)
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(60)	63	(1)	—	—	2
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(9)	(9)
Net income (loss) attributable to SDREIT stockholders	$835	$(570)	$4	$1,866	$(3,108)	$(973)
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2026
	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties	Investments in Real Estate Debt	Hospitality	Other (Corporate)	Total
Revenues
Rental revenue	$30,125	$4,052	$1,322	$8,479	$—	$—	$—	$43,978
Other revenue	1,046	760	(253)	1,048	—	—	141	$2,742
Total revenues	31,171	4,812	1,069	9,527	—	—	141	46,720
Expenses
Property operating expenses	966	2,444	300	790	—	—	—	4,500
General and administrative	3,089	651	109	102	43	—	4,037	8,031
Total expenses	4,055	3,095	409	892	43	—	4,037	12,531
Segment net operating income (loss)	$27,116	$1,717	$660	$8,635	$(43)	$—	$(3,896)	$34,189
Income from unconsolidated entities	89	—	—	—	—	9,157	—	9,246
Income from investments in real estate debt, net	—	—	—	—	12,637	—	—	12,637
Gain on sale of real estate	409	—	—	—	—	—	—	409
Interest expense, net	(9,529)	(1,463)	—	(3,977)	—	—	915	(14,054)
Impairment of investments in real estate	(764)	—	—	—	—	—	—	(764)
GAAP segment income (loss)	$17,321	$254	$660	$4,658	$12,594	$9,157	$(2,981)	$41,663

Other segment income (expense)(1)	(13,051)	(1,554)	(509)	(3,578)	(977)	—	(1,904)	(21,573)
Net income (loss)	4,270	(1,300)	151	1,080	11,617	9,157	(4,885)	20,090
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(281)	130	(22)	1	—	—	—	(172)
Net loss (income) attributable to non-controlling interest in the Operating Partnership	—	—	—	—	—	—	(146)	(146)
Net income (loss) attributable to SDREIT stockholders	$3,989	$(1,170)	$129	$1,081	$11,617	$9,157	$(5,031)	$19,772
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025
	Residential (Business)	Student Housing	Commercial Properties	Investments in Real Estate Debt	Other (Corporate)	Total
Revenues
Rental revenue	$29,348	$4,749	$639	$—	$—	$34,736
Other revenue	433	819	—	—	—	1,252
Total revenues	29,781	5,568	639	—	—	35,988
Expenses
Property operating expenses	1,206	2,572	142	—	—	3,920
General and administrative	2,923	628	55	233	3,361	7,200
Total expenses	4,129	3,200	197	233	3,361	11,120
Segment net operating income (loss)	25,652	2,368	442	(233)	(3,361)	24,868
Income from unconsolidated entities	88	—	—	—	—	88
Income from investments in real estate debt, net	—	—	—	4,465	—	4,465
Gain (loss) on sale of real estate	393	—	—	—	—	393
Interest expense, net	(9,062)	(1,447)	—	—	1,062	(9,447)
Impairment of investments in real estate	(2,473)	—	—	—	—	(2,473)
GAAP segment income (loss)	$14,598	$921	$442	$4,232	$(2,299)	$17,894

Other segment income (expense)(1)	(13,010)	(2,459)	(365)	—	(3,705)	(19,539)
Net income (loss)	1,588	(1,538)	77	4,232	(6,004)	(1,645)
Net (income) loss attributable to non-controlling interest in the consolidated subsidiaries	(111)	154	(12)	—	—	31
Net (income) loss attributable to non-controlling interest in the Operating Partnership	—	—	—	—	(14)	(14)
Net income (loss) attributable to SDREIT stockholders	$1,477	$(1,384)	$65	$4,232	$(6,018)	$(1,628)
_______________________________________
(1) Includes property expenses that are not significant or regularly provided to the CODM, including depreciation and amortization, unrealized gain (loss) on derivative instruments and income taxes as well as certain corporate expenses, including management fees and performance participation allocation.

Sculptor Diversified Real Estate Income Trust, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share data)
17.SUBSEQUENT EVENTS

Private Placement Offering

Subsequent to September 30, 2026, the Company issued the following shares at aggregate gross proceeds of $82.6 million.

	Number of Shares Issued	Gross Proceeds
Class E Shares(1)	1,781,590	$20,922
Class AA Shares(2)	553,473	6,206
Class I-S Shares	5,076,758	55,434
Total	7,411,821	$82,562
_______________________________________
(1) Includes 38,723 shares, or $0.5 million issued to the Adviser as payment for accrued management fees.
(2) Includes sales load fees of $0.04 million for Class AA Shares.

In October 2026, the Board approved the designation and private offering of two new classes of common stock, Class II and Class SII (the “New Share Classes”), and the Company amended its charter to increase its authorized shares and classify 100,000,000 shares each as Class II and Class SII common stock. In connection with the New Share Classes, on October 21, 2026, the Company amended and restated its advisory agreement, the Operating Partnership’s limited partnership agreement and the Repurchase Plan to incorporate the New Share Classes.

Distributions

The following table summarizes the Company’s distributions per share as declared and paid or payable (net of distribution fees) to stockholders subsequent to September 30, 2026:

Declaration Date	Record Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Payment Date
September 30, 2026	September 30, 2026	$0.0664	$0.0618	$0.0664	$0.0618	$0.0664	$0.0664	October 13, 2026
October 30, 2026	October 30, 2026	$0.0668	$0.0620	$0.0668	$0.0621	$0.0668	$0.0668	November 12, 2026

Investing Activities

Subsequent to September 30, 2026, the Company acquired CMBS totaling $26.0 million.

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

As of September 30, 2026, the Company’s investments in real estate consisted of (a) through its wholly-owned subsidiary, CapGrow Holdings Member LLC (the “CapGrow Member”), a 93.49% controlling interest in CapGrow Holdings JV LLC (“CapGrow JV,” and together with CapGrow Member, “CapGrow”), that owns a portfolio of primarily single-family homes leased to and operated by care providers that serve individuals with intellectual and developmental disabilities, (b) a 90.00% equity interest in a joint venture that owns University Courtyard, a 240-unit, 792-bed student housing property (“University Courtyard”) located in Denton, Texas, (c) an 85.10% controlling interest in a joint venture that owns two parking garage properties located in Rochester, New York, (d) a 100.00% equity interest in a 1.3 million square foot distribution center located in Marysville, Ohio (the “Marysville Property”) that is 100.00% leased on a long-term basis to a wholly-owned subsidiary of a leading marketer of branded consumer lawn and garden care products listed on the NYSE, and (e) a 98.00% ownership interest in a joint venture that owns an industrial facility located in Detroit, Michigan (the “Mt. Elliott Property”) that is leased on a long-term, triple-net basis to a subsidiary of a global steel producer listed on the NYSE.

In 2024, CapGrow, CapGrow’s founder and CapGrow Neptune Investor LLC, an affiliate of Sculptor, formed a joint-venture, CapGrow Neptune JV LLC, and closed on the acquisition of a portfolio of 33 single-family residences and intermediate care facilities located in California and Minnesota. Through the Company’s interest in CapGrow JV, the Company owns a 4.67% indirect non-controlling interest in Neptune JV. This investment is accounted for under the equity method of accounting.

On May 1, 2026, the Company, through its wholly owned subsidiary, MIH Investor LLC (“MIH Investor”), entered into a joint venture (the “MIH Member JV”) with other investment funds managed by affiliates of our Adviser. The Company contributed $60.3 million to the MIH Member JV for a 33.18% interest. Also on May 1, 2026, the MIH Member JV entered into a joint venture (the “MIH JV”) with a third-party joint venture partner, pursuant to which the MIH Member JV holds an 85% interest in the MIH JV. The MIH JV acquired the JW Marriott Marco Island Beach Resort (the “Resort Property”) located in Florida for an aggregate purchase price of $835.0 million, exclusive of transaction costs. The acquisition was funded with $690.0 million of proceeds from a mortgage loan and the remainder from equity contributions from the members of the MIH JV, of which $60.3 million was contributed by MIH Investor. In July 2026, MI Fund made an additional capital contribution to the MIH Member JV, reducing the Company's ownership interest, through MIH Investor, in the MIH Member JV from 33.18% to 27.25% (see Note 4). In connection with the transaction, MIH Investor received $10.8 million, representing the cost basis of the interest sold, and the Company recognized $0.1 million of interest income. The Company has elected to account for this investment under the fair value option (“FVO”) (see Note 12).

From time to time, the Company acquires or enters into interests in real estate debt, such as commercial mortgage backed securities (“CMBS”), loans, and/or preferred equity investments. As of September 30, 2026, investments in real estate debt consist of (i) an investment in preferred equity in a real estate company that owns 71 net-leased veterinary hospitals and clinics, (ii) a junior mortgage loan collateralized by a casino and hotel property located in Las Vegas, Nevada, (iii) a financing facility to an equestrian show operator (the “Equestrian Loan Facility”) that consists of senior financing, preferred equity, a revolver loan available for drawdown, and an optional delayed-draw term loan (that is at our sole discretion) and (iv) investments in CMBS.

See “Investment Portfolio” below for additional information on these investments.

Current Market Conditions and Related Risks and Opportunities

The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world (including as a result of ongoing geopolitical instability, including the military conflict in the Middle East and its effects on global energy markets and oil prices, global trade disruption and uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic, tax and other policies, including with respect to treaties and tariffs). Elevated energy costs, including rising oil prices resulting from geopolitical conflict, as well as global trade disruptions and tariff-related uncertainties, have contributed to increased market volatility and may negatively impact economic conditions going forward. High interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, CapGrow has the benefit of having previously locked the significant majority of its mortgage loans at favorable fixed interest rates, which represented approximately 60% of our total debt obligations. Also, we have a five-year interest rate protection agreement which caps University Courtyard’s mortgage at a fixed interest rate of 3.56% through November 2028 and a three-year interest rate protection agreement to fix the variable interest rate of the Mt. Elliott mortgage to 6.01% through March 2029. The only variable rate loan that is indexed to SOFR is CapGrow’s revolving credit facility, which had a balance of $15.7 million as of September 30, 2026. A 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in interest expense of approximately $0.1 million during the nine months ended September 30, 2026. The Company’s investment in an unconsolidated entity accounted under FVO has a floating rate debt of $690.0 million, a 100 basis point increase or decrease in SOFR would have resulted in a decrease or increase in income from unconsolidated entities of $0.7 million during the nine months ended September 30, 2026. See “Liquidity and Capital Resources — Capital Resources” below. The Veterinary Real Estate Company has a senior loan facility with a variable rate loan that is indexed to SOFR. In general, higher interest rates will increase CapGrow’s and the Veterinary Real Estate Company’s financing costs associated with existing and newly acquired homes and facilities and are also likely to adversely affect the financial performance of CapGrow’s and the Veterinary Real Estate Company’s tenants, which could adversely affect our results of operations and financial condition. The senior loan ahead of our junior mortgage loan collateralized by the casino and hotel property is a variable rate loan. An increase in interest rates may limit the cash flow available to pay our junior mortgage loan. With respect to the Equestrian Loan Facility, the senior financing and revolver loan components bear interest at a floating rate indexed to SOFR, and higher interest rates may increase the equestrian show operator’s financing costs and adversely affect its ability to service its obligations to us. The equestrian industry is subject to discretionary consumer spending trends and sector-specific risks, including event cancellations, equine infectious diseases, changes in U.S. Equestrian Federation rules and licensing policies, weather-related disruptions, and changing participation rates, any of which could adversely affect the operator’s financial performance and its ability to meet its obligations under the Equestrian Loan Facility. The complex capital structure of the Equestrian Loan Facility, which includes senior financing, preferred equity and a revolver loan, means that our recovery in a distress scenario may be subject to structural subordination risks. With respect to the Mt. Elliott Property, the property is leased on a triple-net basis to a single tenant that is a subsidiary of a global steel producer whose primary customers for products from this facility are in the automotive sector. The financial performance of our investment is therefore dependent on the financial health of a single tenant and its parent. The steel and auto industries are subject to significant cyclicality and are particularly sensitive to changes in global trade policy, including tariffs and import restrictions, as well as consumer spending, which in the current environment could adversely affect the tenant’s operations and ability to meet its lease obligations. The mortgage loan on the Mt. Elliott Property bears interest at a floating rate indexed to SOFR, which is fixed through an interest rate swap through March 2029, after which the loan will revert to a floating rate and expose the Company to interest rate risk. Each of the Marysville Property and the Mt. Elliott Property is leased to a single tenant, and as such each carries concentrated credit risk tied to the financial strength of a sole tenant. In the event of an early vacancy at either property, it may require significant time, capital, and potential subdivision of the space to successfully re-lease the property, which could adversely affect the Company’s results of operations and financial condition.

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

Q3 2026 Highlights

Operating Results
•We declared monthly distributions totaling $11.7 million for the three months ended September 30, 2026. During the three months ended September 30, 2026, our investments produced operating earnings and distributions that contributed to our total return. The details of the annualized distribution rate and total returns are shown in the following table:

	Class F	Class FF	Class E	Class AA	Class A	Class I-S
First issuance date	12/27/2022	5/1/2023	12/1/2023	2/1/2024	8/1/2024	2/1/2025
Annualized Distribution Rate(1)	7.02%	6.62%	6.83%	6.69%	7.25%	7.30%
Year-to-Date Total Return, without upfront selling commissions(2)	4.78%	4.74%	5.36%	4.43%	4.90%	5.05%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	2.75%	2.72%	5.36%	2.41%	2.88%	3.02%
Inception-to-Date Total Return, without upfront selling commissions(2)	10.67%	9.39%	10.41%	8.32%	9.01%	11.25%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	10.07%	8.75%	10.41%	7.50%	8.00%	9.91%
____________________________________________________________________________

(1)	The annualized distribution rate is calculated as the September 2026 distribution annualized and divided by the prior month’s net asset value, which is inclusive of all fees and expenses.
(2)	Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized.
(3)	There were no selling commissions charged in respect of the Class F, Class A, Class I-S, and E shares. No upfront selling commissions were assumed for Class E shares.
Investments
•We acquired $39.9 million and sold $3.0 million of CMBS during the three months ended September 30, 2026.
•We acquired six vacant homes through CapGrow at an aggregate purchase price of $2.4 million during the three months ended September 30, 2026, which were leased to tenants concurrent with the acquisitions.
•In July 2026, MI Fund made an additional capital contribution to the MIH Member JV, reducing our ownership interest, through MIH Investor, in the MIH Member JV from 33.18% to 27.25%. In connection with the transaction, MIH Investor received $10.8 million, representing the cost basis of the interest sold, and we recognized $0.1 million of interest income.
•In July 2026, we sold our $5.0 million participation in the Playa Financing for $5.0 million.
•We sold nine CapGrow homes for aggregate net proceeds of $2.0 million during the three months ended September 30, 2026.

Capital and Financing Activities

•During the three months ended September 30, 2026, we raised an aggregate of $29.3 million of gross proceeds from the sale of our common shares, including proceeds from our distribution reinvestment plan, and repurchased common shares of $0.9 million.
•CapGrow incurred net additional borrowings of $1.4 million from the revolving credit facility to partly fund CapGrow’s asset acquisitions during the three months ended September 30, 2026.
•CapGrow repaid $1.8 million of its existing mortgage loans as part of its scheduled debt service payments and asset sales during the three months ended September 30, 2026.

Subsequent Event Highlights

•In October 2026, our board of directors approved the designation and private offering of two new classes of common stock, Class II and Class SII (the “New Share Classes”), and we amended the charter to increase its authorized shares and classify 100,000,000 shares each as Class II and Class SII common stock. In connection with the New Share Classes, on October 21, 2026, we amended and restated the advisory agreement, the Operating Partnership’s limited partnership agreement and its share repurchase plan (the “Repurchase Plan”) to incorporate the New Share Classes.
•Subsequent to September 30, 2026, we raised aggregate gross proceeds of $82.6 million from the sale of our common shares and repurchased $1.1 million of our common shares.
•Subsequent to September 30, 2026, we acquired CMBS totaling $26.0 million.

Investment Portfolio
Summary of Portfolio
Investments in Real Estate
The following table provides a summary of our portfolio of real estate as of September 30, 2026:

Property Type	Number of Properties (1)	Sq. Feet / Units/ Beds / Homes	Occupancy Rate(2)	Average Effective Annualized Base Rent Per Leased Square Foot/Unit/Key(3)	Gross Asset Value ($ in thousands) (4)	Segment Revenue ($ in thousands) (5)	Percentage of Total Segment Revenue
Residential (Business)(6)	N/A	1,119 units	97%	$31,498	$541,000	$31,171	56%
Student Housing	1	792 beds	91%	$6,821	70,000	4,812	9%
Commercial Properties	2	564,990 sq ft	100%	$2.38	12,100	1,069	2%
Industrial Properties	2	1,594,114 sq ft	100%	$6.26	172,200	9,527	17%
Hospitality	1	809 keys	N/A(2)	N/A	211,141	$9,157	16%
Total	6				$1,006,441	$55,736	100%

_______________________________________________

(1)    Single family homes are accounted for in the number of units and are not reflected in the number of properties.
(2)    For single family rental properties under Residential (Business), occupancy is defined as the percentage of occupied homes as of September 30, 2026. Unconsolidated investments are excluded from occupancy rate calculation. For student housing, occupancy is defined as the percentage of occupied beds as of September 30, 2026. The two parking garages included under the Commercial Properties have leases in place with a national parking operator. The distribution center and the industrial facility under Industrial Properties are each 100% leased to single tenants. The resort property under Hospitality that is owned less than 12 months is excluded from the average occupancy rate calculation.
(3)    Average effective annualized base rent represents the annualized base rent for the three months ended September 30, 2026 per leased unit, bed, or square foot, and excludes tenant recoveries, straight-line rent, variable rent, and above-market and below-market lease amortization. Unconsolidated investments are excluded from average effective annualized base rent calculations.
(4)    Based on fair value of the real estate as of September 30, 2026. For the resort property included under hospitality, balance represents our pro-rata share of the gross real estate value held by the unconsolidated entity.
(5)        Represents segment revenue from our consolidated real estate properties and our allocable share of income from a property held by our unconsolidated entity for the nine months ended September 30, 2026.
(6)     Under the business combination, CapGrow was acquired as a business. CapGrow owns primarily single family homes across the United States with a total square footage of 2.6 million. Excludes its investment in an unconsolidated real estate venture.

The following table provides additional information regarding our portfolio of real estate as of September 30, 2026:

Segment and Investment	Number of Properties	Location	Acquisition Date(s)	Ownership Interest(1)	Sq. Feet / Units/ Beds / Homes / Keys	Occupancy Rate
Residential (Business):
CapGrow	N/A	Various	January, July and October 2023 and December 2024	93.49%	1,119 units	97%
Neptune	N/A	Various	February 2024	4.67%	33 units	100%
Student Housing:
University Courtyard	1	Texas	October 2023	90.00%	792 beds	91%
Commercial Properties:
Rochester Garages	2	New York	March 2025	85.10%	564,990 sq ft	100%
Industrial Properties:
Marysville Property	1	Ohio	October 2025	100.00%	1,280,496 sq ft	100%
Mt. Elliott Property	1	Michigan	March 2026	98.00%	313,618 sq ft	100%
Hospitality:
Resort Property	1	Florida	May 2026	23.16%	809 keys	N/A(2)
Total	6
_____________________________________________

(1)    Ownership interest as of September 30, 2026. Certain of the joint venture agreements entered into by us provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Such investments are consolidated by us and any interests due to the other partner will be reported within non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets. The table also includes units or properties owned by our unconsolidated real estate ventures.
(2)    The resort property under Hospitality that is owned less than 12 months is excluded from the average occupancy rate calculation.

Lease Expirations

The following table details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2026 (amounts and square feet data in thousands). The table below excludes our student housing and parking garage properties as substantially all of their leases expire in or within 12 months:

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026 (three months)	7	$303	1%	20	—%
2027	465	12,734	26%	927	23%
2028	86	3,416	7%	204	6%
2029	128	3,696	7%	255	6%
2030	179	5,257	11%	384	9%
2031	144	4,744	10%	375	10%
2032	41	3,203	6%	196	5%
2033	3	95	—%	8	—%
2034	14	1,018	2%	52	1%
2035	6	588	1%	30	1%
Thereafter	5	14,581	29%	1,628	39%
Total	1,078	$49,635	100%	4,079	100%
______________________________________________________
(1)    Annualized base rent represents the amount of lease revenue that our portfolio would have generated in monthly contractual rent under existing leases as of September 30, 2026 multiplied by 12. Amount excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Tenant Concentration in CapGrow

While CapGrow currently leases properties to 49 different care providers, there are three that each represent more than 5% of the Company’s total rental income, and collectively, the leases on the properties with these tenants contributed approximately 42% of the Company’s rental income for the nine months ended September 30, 2026. National Mentor Holdings, Inc., a Delaware corporation doing business as “Sevita,” is the largest home-based care provider serving individuals with intellectual and developmental disabilities in the country. As of September 30, 2026, there are 46 separate subsidiaries of Sevita that have leased 480 of CapGrow’s properties, none of which contain cross-default provisions within the leases. Such leases in the aggregate represent approximately 31% of the Company’s rental income for the nine months ended September 30, 2026, and 19% of the Company's total assets as of September 30, 2026. Although Sevita is not a party to these leases, Sevita has entered into separate guarantees with respect to leases by its subsidiaries for 399 of CapGrow’s properties, which represents approximately 26% of the Company’s rental income for the nine months ended September 30, 2026, and 16% of the Company’s total assets as of September 30, 2026. Accordingly, Sevita has guaranteed a significant concentration of our revenue. Sufficiently adverse developments with respect to the business of such subsidiaries and/or Sevita that result in them not being able to honor their lease obligations, or such that Sevita could not honor its many separate guarantees, would likely have a greater adverse impact on our results of operations and financial condition than would otherwise be the case without this concentration of risk.

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

Generally, there are individual leases on each owned property, so the risk of an individual lease expiring or otherwise being terminated would not have a significant impact on CapGrow’s business or the overall revenues earned by the Company. Additionally, CapGrow has experienced a very strong lease renewal rate with its tenants renewing 82% of expiring leases cumulatively from 2012 through September 30, 2026. When assessing the financial position of a tenant, the Company is focused on the ability of the tenant to make rental payments underlying the lease. For existing tenants, this includes their track record of making timely payments, their source of funding (e.g., Medicaid), and to a lesser extent, information that can be gleaned from a review of their financial statements. Much of the tenant credit risk is mitigated since the payor stream is principally derived through Medicaid waivers. We believe that Medicaid’s involvement in the payor stream has contributed to a long-term and consistent collection record of rent payments, with CapGrow experiencing no defaults by any of our three largest tenants. Moreover, even if a default occurred, CapGrow’s experience suggests that states would generally find a new provider for those in our homes rather than displace the residents.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of September 30, 2026 (in thousands):

			September 30, 2026
	Coupon	Maturity Date	Face Amount	Cost Basis	Fair Value
Preferred equity(1)	12.25%(2)	N/A (3)	$38,043	$38,043	$38,043
Preferred equity(1)	12.75%(4)	January 2029	22,181	22,181	21,199
Junior mortgage loan	1M Term SOFR + 7.50%(5)	May 2030	17,000	17,000	16,946
Senior secured term loan	1M Term SOFR + 7.00%(6)	January 2029	40,000	40,000	40,000
Revolver loan	1M Term SOFR + 7.00%(7)	2029(8)	3,095	3,095	3,095
CMBS - floating	1M Term SOFR + 2.941%	January 2030	8,000	7,980	8,010
CMBS - floating	1M Term SOFR + 2.89%	March 2039	5,000	5,034	5,014
CMBS - floating	1M Term SOFR + 3.10%	December 2030	21,500	21,500	21,500
CMBS - floating	1M Term SOFR + 4.50%	December 2030	6,281	6,281	6,281
CMBS - floating	1M Term SOFR + 1.54%	March 2039	4,000	4,009	$4,006
CMBS - floating	1M Term SOFR + 2.20%	December 2040	5,828	5,819	$5,806
CMBS - floating	1M Term SOFR + 2.791%	November 2039	8,750	8,791	$8,788
CMBS - floating	1M Term SOFR + 2.20%	August 2028	2,000	2,000	$2,004
CMBS - floating	1M Term SOFR + 2.65%	August 2028	1,750	1,750	$1,753
CMBS - floating	1M Term SOFR + 1.50%	June 2043	2,750	2,754	$2,753
CMBS - floating	1M Term SOFR + 1.593%	November 2039	1,250	1,252	$1,252
CMBS - floating	1M Term SOFR + 1.35%	June 2043	3,496	3,503	$3,502
CMBS - floating	1M Term SOFR + 1.30%	October 2051	3,000	3,000	$3,000
CMBS - floating	1M Term SOFR + 1.45%	October 2051	2,000	2,000	$2,000
CMBS - floating	1M Term SOFR + 1.40%	July 2043	2,911	2,922	$2,917
CMBS - floating	1M Term SOFR + 1.50%	December 2040	1,600	1,600	$1,594
			$200,435	$200,514	$199,463
_______________________________________
(1) Investment in preferred equity includes original stated balance, less repayment, and plus paid-in-kind interest as of September 30, 2026.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,
	2026	2025	Change

Revenues
Rental revenue	$14,818	$11,518	$3,300
Other revenue	1,554	429	1,125
Total revenues	16,372	11,947	4,425

Expenses
Property operating expenses	1,624	1,566	58
Management fees	677	519	158
Performance participation allocation	—	1,665	(1,665)
General and administrative	2,545	2,372	173
Depreciation and amortization	6,766	4,927	1,839
Total expenses	11,612	11,049	563

	Three Months Ended September 30,
	2026	2025	Change
Operating income	4,760	898	3,862

Other income (expense):
Interest expense, net	(4,737)	(3,197)	(1,540)
Impairment of investments in real estate	(396)	(560)	164
Income from investments in real estate debt, net	4,355	1,866	2,489
Income (loss) from unconsolidated entities	9,185	29	9,156
Unrealized gain (loss) on derivative instruments	448	(159)	607
Gain on sale of real estate	80	157	(77)
Other expenses	(359)	—	(359)
Total other income (expense)	8,576	(1,864)	10,440
Net income (loss)	$13,336	$(966)	$14,302
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(31)	2
Net loss (income) attributable to non-controlling interest in the Operating Partnership	(56)	(9)
Net income (loss) attributable to SDREIT stockholders	$13,249	$(973)
Net income (loss) per common share - basic and diluted	$0.22	$(0.03)
Weighted-average common shares outstanding - basic and diluted	59,413,215	38,376,881

Rental Revenue

Rental revenue from property operations increased by $3.3 million from $11.5 million during the three months ended September 30, 2025 to $14.8 million during the three months ended September 30, 2026, primarily due to the acquisitions of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026, which generated rental income of $2.4 million and $0.6 million, respectively, during the three months ended September 30, 2026. In addition, there was a $0.3 million increase in rental income at CapGrow.

Other Revenue

Other revenue increased by $1.1 million from $0.4 million during the three months ended September 30, 2025 to $1.6 million during the three months ended September 30, 2026, primarily due to $0.8 million of other income at CapGrow as a result of recognizing the insurance proceeds received on damaged homes as well as $0.3 million of other income at the Marysville Property that was acquired in October 2025.

Property Operating Expenses

Property operating expenses were $1.6 million during the three months ended September 30, 2025 and remained consistent at $1.6 million during the three months ended September 30, 2026 as property operating expenses associated with the Marysville Property that was acquired in October 2025 were offset by lower property operating expenses at CapGrow.

Management Fees

Management fees increased by $0.2 million from $0.5 million during the three months ended September 30, 2025 to $0.7 million during the three months ended September 30, 2026. The increase was due to an increase in net asset value primarily as a result of additional capital raised.

Performance Participation Allocation

During the three months ended September 30, 2026, no performance participation allocation was accrued as performance metrics that would result in such participation allocation were not met during the period. During the three months ended September 30, 2025, $1.7 million of performance participation allocation was accrued.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million from $2.4 million during the three months ended September 30, 2025 to $2.5 million during the three months ended September 30, 2026, primarily due to higher distribution fees, professional fees and other administrative costs, partially offset by a reduction of the bonus accrual for employees at a wholly-owned subsidiary of CapGrow JV.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million from $4.9 million during the three months ended September 30, 2025 to $6.8 million during the three months ended September 30, 2026, primarily due to depreciation and amortization expenses associated with the Marysville Property and the Mt. Elliott Property acquired since September 30, 2025.

Interest Expense, net

Interest expense, net increased by $1.5 million from $3.2 million during the three months ended September 30, 2025 to $4.7 million during the three months ended September 30, 2026, primarily due to interest expense associated with the financing of the Marysville Property and the Mt. Elliott Property obtained since September 30, 2025. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the period.

Impairment of Investments in Real Estate
Impairment of investments in real estate decreased by $0.2 million from $0.6 million during the three months ended September 30, 2025 to $0.4 million during the three months ended September 30, 2026, primarily due to less impairment recognized on CapGrow properties during the current period. These impairments relate to the write-down of vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

Income from investments in real estate debt, net increased by $2.5 million from $1.9 million during the three months ended September 30, 2025 to $4.4 million during the three months ended September 30, 2026. The increase was primarily due to our investments in (i) the Equestrian Loan Facility in January 2026, (ii) CMBS acquired since September 30, 2025, and (iii) higher paid-in-kind interest from our preferred equity investments.

Income (loss) from Unconsolidated Entities

Income from unconsolidated entities increased by $9.2 million from $29 thousand during the three months ended September 30, 2025 to $9.2 million during the three months ended September 30, 2026, primarily due to an $8.9 million unrealized gain on our investment in the MIH Member JV and a $0.2 million distribution received from the MIH Member JV. Income from our investment in Neptune JV was consistent at less than $0.1 million in each period.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain on derivative instruments was $0.4 million during the three months ended September 30, 2026, compared to an unrealized loss on derivative instruments of $0.2 million during the three months ended September 30, 2025, due to fair value adjustments on the interest rate swap at the Mt. Elliott Property and the interest rate cap at University Courtyard.

Gain on Sale of Real Estate

Gain on sale of real estate decreased by $77 thousand from $0.2 million during the three months ended September 30, 2025 to $80 thousand during the three months ended September 30, 2026. The gain was related to the sale of properties at CapGrow.

Other Expenses

Other expenses of $0.4 million during the three months ended September 30, 2026 related to estimated tax expense on income generated from the Equestrian Loan Facility.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following table sets forth information regarding the condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025	Change

Revenues
Rental revenue	$43,978	$34,736	$9,242
Other revenue	2,742	1,252	1,490
Total revenues	46,720	35,988	10,732

Expenses
Property operating expenses	4,500	3,920	580
Management fees	1,898	1,417	481
Performance participation allocation	6	2,288	(2,282)
General and administrative	8,031	7,200	831
Depreciation and amortization	19,204	15,019	4,185
Total expenses	33,639	29,844	3,795

Operating income	13,081	6,144	6,937

Other income (expense):
Interest expense, net	(14,054)	(9,447)	(4,607)
Impairment of investments in real estate	(764)	(2,473)	1,709
Income from investments in real estate debt, net	12,637	4,465	8,172
Income (loss) from unconsolidated entities	9,246	88	9,158
Unrealized gain (loss) on derivative instruments	516	(815)	1,331
Gain on sale of real estate	409	393	16
Other expenses	(981)	—	(981)
Total other income (expense)	7,009	(7,789)	14,798
Net income (loss)	$20,090	$(1,645)	$21,735
Net loss (income) attributable to non-controlling interest in the consolidated subsidiaries	(172)	31
Net loss (income) attributable to non-controlling interest in the Operating Partnership	(146)	(14)
Net income (loss) attributable to SDREIT stockholders	$19,772	$(1,628)
Net income (loss) per common share - basic and diluted	$0.36	$(0.05)
Weighted-average common shares outstanding - basic and diluted	55,280,590	35,189,568

Rental Revenue

Rental revenue from property operations increased by $9.2 million from $34.7 million during the nine months ended September 30, 2025 to $44.0 million during the nine months ended September 30, 2026, primarily due to the acquisitions of the Marysville Property in October 2025 and the Mt. Elliott Property in March 2026, which generated rental income of $7.3 million and $1.2 million, respectively, during the nine months ended September 30, 2026. In addition, there was a $0.7 million net increase due to higher rental revenue at CapGrow and the parking garage properties, partially offset by lower rental revenue at University Courtyard.

Other Revenue

Other revenue increased by $1.5 million from $1.3 million during the nine months ended September 30, 2025 to $2.7 million during the nine months ended September 30, 2026, primarily due to $0.9 million of other income at the Marysville Property that was acquired in October 2025 as well as $0.6 million of other income at CapGrow as a result of recognizing insurance proceeds on damaged homes.

Property Operating Expenses

Property operating expenses increased by $0.6 million from $3.9 million during the nine months ended September 30, 2025 to $4.5 million during the nine months ended September 30, 2026, primarily due to property operating expenses associated with the Marysville Property and the Mt. Elliott Property acquired since September 30, 2025, partially offset by lower property operating expenses at CapGrow.

Management Fees

Management fees increased by $0.5 million from $1.4 million during the nine months ended September 30, 2025 to $1.9 million during the nine months ended September 30, 2026. The increase was due to an increase in net asset value primarily as a result of additional capital raised.

Performance Participation Allocation

Performance participation allocation decreased by $2.3 million from $2.3 million during the nine months ended September 30, 2025 to $6 thousand during the nine months ended September 30, 2026 as the performance metrics that would result in such participation allocation were not met as of September 30, 2026.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $7.2 million during the nine months ended September 30, 2025 to $8.0 million during the nine months ended September 30, 2026, primarily due to higher distribution fees, professional fees and other administrative costs, partially offset by a reduction of the bonus accrual for employees at a wholly-owned subsidiary of CapGrow JV.

Depreciation and Amortization

Depreciation and amortization increased by $4.2 million from $15.0 million during the nine months ended September 30, 2025 to $19.2 million during the nine months ended September 30, 2026, primarily due to the depreciation and amortization expenses associated with the Marysville Property and the Mt. Elliott Property acquired since September 30, 2025.

Interest Expense, net

Interest expense, net increased by $4.7 million from $9.4 million during the nine months ended September 30, 2025 to $14.1 million during the nine months ended September 30, 2026, primarily due to interest expense associated with the financing of the Marysville Property and the Mt. Elliott Property obtained since September 30, 2025. Interest expense is net of interest income earned on cash on hand that was invested in a money market fund throughout the period.

Impairment of Investments in Real Estate
Impairment of investments in real estate decreased by $1.7 million from $2.5 million during the nine months ended September 30, 2025 to $0.8 million during the nine months ended September 30, 2026, primarily due to less impairment recognized on CapGrow properties during the current period. These impairments relate to the write-down of vacant assets, held for sale assets, and assets sold. It is part of CapGrow’s normal business operations to sell a property when a tenant vacates and no immediate replacement tenant is expected, at which time impairment is evaluated.

Income from Investments in Real Estate Debt, net

Income from investments in real estate debt, net increased by $8.1 million from $4.5 million during the nine months ended September 30, 2025 to $12.6 million during the nine months ended September 30, 2026. The increase was primarily due to (i) our investment in the Equestrian Loan Facility in January 2026, (ii) CMBS acquired since September 30, 2025, and (iii) higher paid-in-kind interest from our preferred equity investments.

Income (loss) from Unconsolidated Entities

Income from unconsolidated entities increased by $9.2 million from $88.0 thousand during the nine months ended September 30, 2025 to $9.2 million during the nine months ended September 30, 2026, primarily due to an $8.9 million unrealized gain on our investment in the MIH Member JV and a $0.2 million distribution received from the MIH Member JV. Income from our investment in Neptune JV was consistent at less than $0.1 million in each period.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized gain on derivative instruments of $0.5 million for the nine months ended September 30, 2026 compared to an unrealized loss on derivative instruments of $0.8 million for the nine months ended September 30, 2025, due to fair value adjustments on the interest rate swap at the Mt. Elliott Property and the interest rate cap at University Courtyard.

Gain on Sale of Real Estate

Gain on sale of real estate increased by $16 thousand from $0.4 million during the nine months ended September 30, 2025 to $0.4 million during the nine months ended September 30, 2026. The gain was related to the sale of properties at CapGrow.

Other Expenses

Other expenses of $1.0 million during the nine months ended September 30, 2026 related to estimated tax expense on income generated from the Equestrian Loan Facility.

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
The following table presents a reconciliation of net income (loss) attributable to SDREIT shareholders to FFO, AFFO and FAD attributable to SDREIT stockholders for the respective periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to SDREIT stockholders	$13,249	$(973)	$19,772	$(1,628)
Adjustments to arrive at FFO:
Depreciation and amortization	6,766	4,927	19,204	15,019
Gain on sale of real estate	(80)	(157)	(409)	(393)
Impairment on investments in real estate	396	560	764	2,473
Amount attributable to non-controlling interests for above adjustments	(405)	(392)	(1,141)	(1,273)
Amount attributable to unconsolidated entities for depreciation and above adjustments	2	3	7	9
Net adjustment attributable to unconsolidated entities elected FVO(1)	(9,040)	—	(7,504)	—
FFO attributable to SDREIT stockholders	$10,888	$3,968	$30,693	$14,207
Adjustments to arrive at AFFO:
Straight-line rental income and expense	(633)	(107)	(1,684)	(319)
Amortization of below-market lease intangibles	(1,150)	(954)	(3,240)	(3,961)

Amortization of discount on mortgage and other loans payable	67	64	203	201
Amortization of deferred financing fees - property level	178	68	465	216
Amortization of restricted stock awards	52	52	154	174
Organizational costs and transaction costs	44	89	315	398
Origination fees	—	—	(650)	(605)
Non-cash performance participation allocation	—	1,665	6	2,288
Unrealized (gains) losses from changes in the fair value of investments in real estate debt and other financial instruments	182	106	964	780
Paid-in-kind interest	(1,206)	(480)	(3,663)	(1,076)
Amount attributable to non-controlling interests for above adjustments	80	50	207	197
Amount attributable to unconsolidated entities for above adjustments	(1)	2	(2)	2
Net adjustment attributable to unconsolidated entities elected FVO	(32)	—	72	—
AFFO attributable to SDREIT stockholders	$8,469	$4,523	$23,840	$12,502
Recurring tenant improvements and other capital expenditures	(143)	(80)	(568)	(110)
Management fee	677	519	1,898	1,417
Realized loss (gain) on financial instruments	(417)	—	(417)	—
Stockholder distribution fees paid	—	(156)	—	(413)
FAD Attributable to SDREIT stockholders	$8,586	$4,806	$24,753	$13,396

_______________________________________
(1) Amount represents our allocable share of the unconsolidated entity’s net income, real estate depreciation and fair value adjustment.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common stock as of September 30, 2026, as well as the partnership interests of the Operating Partnership held by parties other than the Company, which, in aggregate, was reduced by the non-controlling interests in our consolidated subsidiaries.

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2026 (amounts in thousands, except per share/unit data):

Components of NAV	September 30, 2026
Investments in real estate, net (including goodwill)	$795,300
Investments in unconsolidated joint ventures	61,260
Investments in real estate debt	200,229
Cash and cash equivalents	47,842
Restricted cash	57,967
Receivables	2,209
Other assets	3,445
Mortgages, credit facility and financing obligations, net	(369,291)
Accounts payable and other liabilities	(72,331)
Management fee payable	(448)
Due to related parties, net	(9)
Accrued performance participation allocation	(6)
Non-controlling interests in the consolidated subsidiaries	(30,143)
Net Asset Value	$696,024
Number of outstanding shares/units	60,809,681
NAV and NAV Per Share Calculation
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 (amounts in thousands, except per share/unit data):

NAV per share	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares	Operating Partnership Units	Total
NAV	$269,565	$70,932	$212,349	$122,245	$9,689	$4,809	$6,435	$696,024
Number of outstanding shares/ units	23,613,245	6,295,599	18,081,068	10,958,236	877,046	436,504	547,983	60,809,681
NAV Per Share/Unit	$11.4159	$11.2669	$11.7443	$11.1555	$11.0471	$11.0166	$11.7443	$11.4459
The following table details the discount rate and the weighted-average exit capitalization rate by property type, which are the key assumptions from the valuations as of September 30, 2026.

Property Type	Discount Rate	Exit Capitalization Rate
Residential (Business)	8.0%	6.8%
Student Housing	8.0%	6.0%
Commercial Properties	11.8%	9.8%
Industrial Properties	8.0%	6.3%

These weighted averages of key assumptions are calculated by the Adviser using information from the appraisals that are provided by the independent valuation advisor and reviewed by our Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values at September 30, 2026:

Input	Hypothetical Change	Residential (Business)	Student Housing	Commercial Properties	Industrial Properties
Discount Rate	0.25% decrease	1.3%	1.1%	1.7%	1.9%
Discount Rate	0.25% increase	(1.1)%	(1.1)%	(1.7)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	3.3%	4.6%	0.8%	2.4%
Exit Capitalization Rate (weighted average)	0.25% increase	(3.0)%	(4.4)%	(0.8)%	(2.2)%

The following table details the weighted average contractual rates for the Company’s borrowings compared to the weighted average market rates, which are key assumptions from the debt valuations as of September 30, 2026:

Debt Type	Contracted Interest Rates	Market Interest Rate
Fixed rate debt (weighted average)	5.02%	6.90%
Variable rate debt (weighted average) (1)	SOFR +2.71%	SOFR +2.33%
___________________________________________________
(1) Includes University Courtyard’s and the Mt. Elliott Property’s debt obligation without consideration of the effect of the interest rate cap or swap.

These weighted averages of key assumptions are calculated by the Adviser using information from debt valuations that are provided by the independent valuation advisor who values our debt and are reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of the debt owed by CapGrow, University Courtyard, the Marysville Property, and the Mt. Elliott Property. Examples of changes in market mortgage interest rates, assuming no other changes to our September 30, 2026 debt balances, would have the following effects on the value of our debt balances.

Input	Hypothetical Change	Residential (Business)	Student Housing	Industrial Properties
Mortgage Interest Rates (weighted average)	0.25% decrease	0.4%	0.2%	0.3%
Mortgage Interest Rates (weighted average)	0.25% increase	(0.5)%	(0.2)%	(0.4)%

The following table reconciles shareholders’ equity per our condensed consolidated balance sheets to our NAV as of September 30, 2026 (amounts in thousands):

September 30, 2026
Shareholders’ equity	$546,682
Redeemable non-controlling interest in the Operating Partnership	6,436
Total SDREIT stockholders' equity and the Operating Partnership partners' capital under GAAP	$553,118
Adjustments:
Accrued organizational and offering costs	1,718
Accumulated depreciation and amortization under GAAP	61,920
Straight-line rent receivable	(3,929)
Unrealized net real estate appreciation	83,192
Unvested dividends reinvestment	5
NAV	$696,024
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

•We accrue dividends on unvested restricted stock in accordance with GAAP. For purposes of calculating our NAV, we exclude these accrued unvested dividends until the vesting period associated with the underlying restricted stock expires.
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

Since March 31, 2023, we have declared monthly distributions for each class of our common shares, which are generally paid 12 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.0664 per share for the month ended September 30, 2026. The net distribution varies for each class based on the applicable distribution fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. On October 1, 2023, Class FF shares became subject to an annual distribution fee of 0.50% per annum. Class AA shares are subject to an annual distribution fee of 0.50% per annum since issuance.

The following table details the total net distributions for each of our share classes from inception through record date September 30, 2026:

Declaration Date	Class F Shares	Class FF Shares	Class E Shares	Class AA Shares	Class A Shares	Class I-S Shares
Inception through December 31, 2024	$1.3705	$1.1859	$0.8195	$0.6444	$0.3169	$—
January 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	—
February 28, 2025	0.0620	0.0580	0.0620	0.0580	0.0620	0.0620
March 31, 2025	0.0617	0.0574	0.0617	0.0572	0.0617	0.0617
April 30, 2025	0.0615	0.0572	0.0615	0.0572	0.0615	0.0615
May 31, 2025	0.0618	0.0574	0.0618	0.0573	0.0618	0.0618
June 30, 2025	0.0621	0.0578	0.0621	0.0578	0.0621	0.0621
July 31, 2025	0.0620	0.0575	0.0620	0.0575	0.0620	0.0620
August 31, 2025	0.0638	0.0592	0.0638	0.0592	0.0638	0.0638
September 30, 2025	0.0638	0.0594	0.0638	0.0594	0.0638	0.0638
October 31, 2025	0.0643	0.0597	0.0643	0.0597	0.0643	0.0643
November 30, 2025	0.0645	0.0600	0.0645	0.0600	0.0645	0.0645
December 31, 2025	0.0648	0.0601	0.0648	0.0602	0.0648	0.0648
January 31, 2026	0.0668	0.0620	0.0668	0.0620	0.0668	0.0668
February 28, 2026	0.0668	0.0625	0.0668	0.0625	0.0668	0.0668
March 31, 2026	0.0671	0.0623	0.0671	0.0623	0.0671	0.0671
April 30, 2026	0.0670	0.0623	0.0670	0.0624	0.0670	0.0670
May 31, 2026	0.0670	0.0622	0.0670	0.0622	0.0670	0.0670
June 30, 2026	0.0665	0.0619	0.0665	0.0619	0.0665	0.0665
July 31, 2026	0.0667	0.0619	0.0667	0.0620	0.0667	0.0667
August 31, 2026	0.0671	0.0623	0.0671	0.0623	0.0671	0.0671
September 30, 2026	0.0664	0.0618	0.0664	0.0618	0.0664	0.0664
Total	$2.7262	$2.4463	$2.1752	$1.9048	$1.6726	$1.2937

The following table details our net distributions declared for the nine months ended September 30, 2026 and 2025, respectively (amounts in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$20,394	62%	$15,338	79%
Reinvested in shares	12,512	38%	4,090	21%
Total distributions	$32,906	100%	$19,428	100%

Sources of Distributions
Cash flows from operating activities(1)	26,749	81%	$16,531	85%
Cash flows from other sources(2)	6,157	19%	2,897	15%
Total Sources of distribution	$32,906	100%	$19,428	100%

Cash flows from operating activities	$26,749		$16,134
Funds from operations(3)	$30,693		$14,207
Adjusted funds from operations(3)	$23,840		$12,502
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

Subsequent to September 30, 2026, we declared $2.5 million of distributions in cash and $1.8 million of distributions in shares under our distribution reinvestment plan.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Liquidity and Capital Resources
Liquidity

We believe we have sufficient liquidity to operate our business, with $47.8 million of immediate liquidity as of September 30, 2026, which consists of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

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

As of September 30, 2026, we have a $6.0 million revolver loan under the Equestrian Loan Facility, of which $2.9 million remains available for drawdown.

Capital Resources

As of September 30, 2026, our indebtedness included loans secured by our properties, our credit facility and a financing obligation. The following table is a summary of our indebtedness as of September 30, 2026 (amounts in thousands):

Indebtedness	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding
Mortgages and other loans payable(2)	4.98%	March 2031	n/a	$340,112
Revolving credit facility(3)	7.12%	February 2027	$50,000	15,690
Financing obligation(4)				23,196
Discount and deferred financing costs, net				(4,172)
Total indebtedness				$374,826
______________________________________
(1)     For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(2)     Mortgages and other loans payable bear varying fixed rates, including the effect of applicable interest rate cap or swap, and maturities ranging from October 2026 through January 2039.
(3)     The revolving credit facility bears interest equal to 1M Term SOFR plus 3.50% per annum and matures in February 2027. The weighted average interest rate for the revolving credit facility for the three months ended September 30, 2026 was 7.12%.
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

In March 2023, we commenced the offering of our shares through a continuous private placement offering pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder (the “Offering”), and other exemptions of similar import in the laws of the states and other jurisdictions where the Offering is being made. Our Class A, Class AA, Class D, Class E, Class F, Class I, Class S, and Class I-S shares are generally available for issuance in the Offering. Our Class E shares are only expected to be held by Sculptor, its personnel, and affiliates. Our Class FF shares are now only available pursuant to our distribution reinvestment plan.

In October 2026, our board of directors approved the designation and private offering of the New Share Classes, and we amended the charter to increase its authorized shares and classify 100,000,000 shares each as Class II and Class SII common stock. In connection with the New Share Classes, on October 21, 2026, we amended and restated our advisory agreement, the Operating Partnership’s limited partnership agreement and the Repurchase Plan to incorporate the New Share Classes.

Since the Company’s inception through September 30, 2026, we have received net proceeds of $516.7 million, including proceeds from our distribution reinvestment plan, from issuing an aggregate of 9,210,841 Class F common shares, 6,800,658 Class FF common shares, 11,280,192 Class AA common shares, 1,951,034 Class A common shares, 436,504 Class I-S common shares and 17,590,213 Class E common shares in the Offering. This is in addition to the $155.3 million received from the sale of 15,469,203 Class F common shares (including reinvestment of distributions) in or associated with the private transactions that preceded the Offering (consisting of the 2022 sale of Class F common shares to an unaffiliated institutional investor and an affiliate of our Adviser, and related distribution reinvestments). Additionally, we issued an aggregate $7.1 million, or 490,855 of Class E common shares, inclusive of shares issued to our independent directors under the terms of the independent director compensation plan, to our Adviser as payment of management fees, and to an employee of Sculptor who purchased such shares.

Since the Company’s inception through September 30, 2026, we have repurchased 1,066,799 Class F common shares, 505,059 Class FF common shares, 162,656 Class AA common shares and 1,073,988 Class A common shares, totaling $30.7 million.

Cash Flows
Nine Months Ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,		Difference
	2026	2025
Cash flows provided by operating activities	$26,749	16,134	$10,615
Cash flows used in investing activities	(171,439)	(94,550)	(76,889)
Cash flows provided by financing activities	172,149	106,270	65,879
Net change in cash and cash equivalents and restricted cash	$27,459	$27,854	$(395)

Cash flows provided by operating activities increased by approximately $10.6 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to improved operating results driven by the growth of our investment portfolio.

Cash flows used in investing activities increased by approximately $76.9 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to our investment in the Resort Property through our unconsolidated real estate venture and additional investment in real estate debt during the nine months ended September 30, 2026.

Cash flows provided by financing activities increased by approximately $65.9 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to (i) more subscriptions net of repurchases, and (ii) the new mortgage loan related to the acquisition of the Mt. Elliott Property, partially offset by higher distributions to stockholders.

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

Commitments and Contingencies

The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2026 (amounts in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness (1)	$374,941	$5,474	$44,454	$204,875	$120,138
Organization and offering costs(2)	1,718	172	1,374	172	—
Total	$376,659	$5,646	$45,828	$205,047	$120,138
______________________________________________
(1) Loan maturities are based on the contractual maturity dates.
(2) Amount owed to our Adviser as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Market Conditions and Related Risks and Opportunities” in this Quarterly Report on Form 10-Q. Our exposures to market risk have not changed materially since December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, we issued 9,254 Class E units of the Operating Partnership to the Special Limited Partner pursuant to the Operating Partnership’s distribution reinvestment plan reflecting a total purchase price of $0.1 million. Such Class E units in the Operating Partnership may be redeemed by the holder for cash or Class E shares of common stock, at the holder’s option. The offer and sale of these units were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. All other sales of unregistered securities during the three months ended September 30, 2026 were previously reported on a Current Report on Form 8-K.
Share Repurchases
Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

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

During the three months ended September 30, 2026, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period.

Month	Total Number of Shares Repurchased (1)(2)	Average Price per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (1)
July 2026	42,948	11.08	42,948	—
August 2026	—	—	—	—
September 2026	39,647	11.33	39,647	—
Total	82,595		82,595	—
_______________________________________________
(1) Repurchases are limited under the share repurchase plan as described above.
(2) Share repurchases are funded through a combination of sales of shares of our common stock and proceeds from asset dispositions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) Not applicable.

(c) During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a‑1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5‑1 trading arrangement” or any “non-Rule 10b5‑1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Ex. No.	Description
3.1	Second Articles of Amendment and Restatement of Sculptor Diversified Real Estate Income Trust, Inc. (the “Registrant”), effective as of March 3, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.2	Articles of Amendment, effective as of November 18, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.3	Articles Supplementary, effective as of November 18, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)
3.4	Articles of Amendment, effective as of December 6, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2024 and incorporated herein by reference)
3.5	Second Amended and Restated Bylaws of the Registrant, dated as of March 7, 2023 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-56566) filed on July 5, 2023 and incorporated herein by reference)
3.6	Articles of Amendment, effective as of October 21, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2026 and incorporated herein by reference)
3.7	Articles Supplementary, effective as of October 21, 2026 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 26, 2026 and incorporated herein by reference)
4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024 and incorporated herein by reference)
4.2	Amended and Restated Share Repurchase Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2026 and incorporated herein by reference)
10.1	Eighth Amended and Restated Advisory Agreement, dated as of October 21, 2026, by and among Sculptor Diversified Real Estate Income Trust, Inc., Sculptor Diversified REIT Operating Partnership LP and Sculptor Advisors LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2026 and incorporated herein by reference)
10.2	Fourth Amended and Restated Limited Partnership Agreement of Sculptor Diversified REIT Operating Partnership LP, dated October 21, 2026, by and among Sculptor Diversified Real Estate Income Trust, Inc., Sculptor Diversified REIT Special Limited Partner LP and other limited partners party thereto from time to time (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2026 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

Sculptor Diversified Real Estate Income Trust, Inc.

Date:	November 13, 2026	By:	/s/ Steven Orbuch
Steven Orbuch
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2026	By:	/s/ Anthony Boni
Anthony Boni
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 13, 2026	By:	/s/ Christine Yap
Christine Yap
Chief Accounting Officer
(Principal Accounting Officer)